Form 10KSB/A
period 2006-12-31
DALIAN CAPITAL GROUP, INC.
filed 2007-03-16
CIK 1368568

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  ------------

                                  FORM 10-KSB/A

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

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED OR AUDITED BY OUR INDEPENDENT AUDITORS.


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