Form 10QSB
period 2007-09-30
DALIAN CAPITAL GROUP, INC.
filed 2007-10-15
CIK 1368568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 15, 2007, there were 1,390,000 shares of common stock, $.0001 par value per share, outstanding.

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

#

DALIAN CAPITAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of September 30, 2007
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

DALIAN CAPITAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007	May 31, 2006 (inception) to September 30, 2007
Revenues
Revenues	$ -	$ -	$ -
Total Revenues	$ -	$ -	$ -

Operating Costs and Expenses
Organization and related expenses	-	-	139
Total Operating Costs and Expenses	$ -	$ -	$ 139

Net Income (Loss)	$ -	$ -	$ (139)

Basic and diluted loss per common share	$ -	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	1,390,000	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

DALIAN CAPITAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007	May 31, 2006 (inception) to September 30, 2007
Cash Flows from Operating Activities
Net income (loss)	-	-	(139)
Changes in working capital	-	-	139
Net Cash Provided (Used) by Operating Activities	$ -	$ -	$ -

Cash Flows from Investing Activities	-	-	-
Net Cash Used in Investing Activities	$ -	$ -	$ -

Cash Flows from Financing Activities	-	-	-
Net Cash Provided by Financing Activities	$ -	$ -	$ -

Net Change in Cash and Cash Equivalents			-

Cash and Cash Equivalents at Beginning of Period	$ -	$ -	$ -

Cash and Cash Equivalents at End of Period	$ -	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	-	139

Supplemental Cash Flow Information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DALIAN CAPITAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2007.

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

The Company has the following classes of capital stock as of September 30, 2007:

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

RESULTS OF OPERATION

The Company was incorporated on May 31, 2006.  Therefore, no comparisons will be made with the results of operation for the period ended September 30, 2007.

Net Revenue

The net revenues for the three months ended September 30, 2007 was $0.

Operating Expenses

The operating expenses for the three months ended September 30, 2007 was $0.

Net Income

As a result of the above, the net income for the three and nine months ended September 30, 2007 was $0.  The basic and diluted income per share was $0 during the three and nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company has $0 in cash and assets and $0 in current liabilities.

Cash Flows from Operating Activities

The Company does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by the Company’s stockholders, management or other investors.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Dalian Capital Group, Inc.

(Registrant)

Date: October 15, 2007

/s/ Erwin Liem

By:    ________________________

Name: Erwin Liem

Title: Chief Executive Officer, Principal

Financial Officer and Director

Exhibit 31

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

Date: October 15, 2007

/s/ Erwin Liem

___________________________________

Erwin Liem, President and CEO

(Principal Executive and Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Dalian Capital Group, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Erwin Liem, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Erwin Liem

_______________________________

By: Erwin Liem

Title: Chief Executive Officer, Principal Financial Officer and Director

Dated: October 15, 2007

#