Form 10KSB
period 2007-12-31
DALIAN CAPITAL GROUP, INC.
filed 2008-01-23
CIK 1368568

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  ------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2007

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2007.

As of December 31, 2007, there were 1,390,000 shares of common stock, $.0001 par value per share, outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

For the period from the inception of the Company on May 31, 2006 to December 31, 2007 there have been no matters submitted to the vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Market Information. The Company's common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

      (b) Holders. As of December 31, 2007 there was one holder of our common stock.

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

      (b) Section 16(a) Beneficial Ownership Compliance.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2007, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

The following table sets forth, as of December 31, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                 Amount and Nature of
Name and                             Beneficial         Percentage
Address                              Ownership           of Class
------------------------------   --------------------   ----------
Erwin Liem                            1,390,000            100%
Ste. 310-850
West Hastings St.
Vancouver, B.C. V6C1E1
Canada

All Officers and                      1,390,000            100%
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

ITEM 13.  EXHIBITS

(a) Exhibits:

Exhibit No.   Description
-----------   ------------------------------------------------------------------
31.1          Certification of Principal Executive Officer and Principal
              Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

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

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The firm of Malone & Bailey, P.C. acts as our principal accountant. Our former sole officer and director paid $1,500 on our behalf to Malone & Bailey, P.C. during the period from May 31, 2006 (inception) to June 30, 2006 for its audit of our financial statements which were included in our Form 10SB12G filed with the Securities and Exchange Commission on August 15, 2006. We have not paid Malone & Bailey, P.C. any fees for the fiscal year ending December 31, 2007 for audit related or tax fees, or for any other services.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dalian Capital Group, Inc.
(Registrant)

Date: January 21, 2008


By: /s/ Erwin Liem
    -----------------------------------------
    (Signature)
    Erwin Liem, President & Sole Director
    Principal Executive Officer
    Principal Financial Officer
    Principal Accounting Officer)

These Financial Statements Have Not Been Reviewed By Our Independent Auditors.


                           DALIAN CAPITAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2007



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

                           DALIAN CAPITAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS


                                                             Period from
                                                             May 31, 2006
                                                           (inception) to
                                                             December 31,
                                                                 2007
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

                           DALIAN CAPITAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY



                                                                         Deficit
                                    Common Stock                       accumulated
                              -------------------------   Additional    during the     Total
                               Numbers of                  paid-in     development  Stockholders'
                                 Shares       Amount       capital        stage        Equity
                              ------------  -----------   -----------   ---------   -------------

May 31, 2006 (inception)
Shares issued for services      1,390,000   $       139    $        0    $      0    $        139

Net loss                                              0             0        (139)           (139)
                              ------------  -----------   -----------   ---------   -------------
Balance, December 31, 2007      1,390,000   $       139    $        0    $   (139)   $          0
                              ============  ===========   ===========   =========   =============









   The accompanying notes are an integral part of these financial statements

                           DALIAN CAPITAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS


                                                             Period from
                                                             May 31, 2006
                                                           (inception) to
                                                             December 31,
                                                                 2007
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

                          DALIAN CAPITAL GROUP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007



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

C.     Income Taxes

Dalian accounts for income taxes under the Financial Accounting Standards Board
(FASB) Statement No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Dalian not having any material operations for the period ended December 31, 2007.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2007 for purposes of computing fully diluted earnings per share.

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