Form 10QSB
period 2008-03-31
DALIAN CAPITAL GROUP, INC.
filed 2008-04-30
CIK 1368568

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the three month period ended March 31, 2008
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 000-52185
---------------------------------------------------------------------------

                           DALIAN CAPITAL GROUP, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                            none
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

       900 - 850 West Hastings Street, Vancouver, B.C. V6C 1E1 Canada
       --------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               1-604-801-5022
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2008 the registrant had issued and outstanding
1,390,000 shares of common stock, par value $0.0001 per share

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                           DALIAN CAPITAL GROUP, INC.
                                 FORM 10-QSB


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Balance Sheet as at March 31, 2008                          1

            Statement of Operations for 3 months ended
            March 31, 2008                                              2

            Statement of Stockholders' Equity                           3

            Statement of Cash Flows for 3 months ended March 31, 2008   4

            Notes to the Financial Statements                         5-6

Item 2.     Management's Discussion and Analysis or Plan
            Of Operation                                              7-8

Item 3.     Controls and Procedures                                     8

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                           9

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                 9

Item 3.     Defaults Upon Senior Securities                             9

Item 4.     Submission of Matters to a Vote of Security Holders         9

Item 5.     Other Information                                           9

Item 6.     Exhibits and Reports on Form 8-K                            9

CERTIFICATION                                                       10-11

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
(U.S. Dollars)
(Unaudited)


Balance Sheet

                                                     As at          As at
                                                   March 31,      March 31,
                                                     2008           2007
-----------------------------------------------------------------------------
Assets                                           $         -             -
-----------------------------------------------------------------------------
                                                 $         -             -
=============================================================================

Liabilities

Current Liabilities
   Accounts payable to related party                  87,850             -
-----------------------------------------------------------------------------
Total liabilities                                $    87,850             -
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.0001 par
     value, Authorized
     20,000,000 shares
   Common stock, $0.0001 par value
     Authorized 100,000,000 shares
     Issued 1,390,000 shares                     $       139           139
   Deficit accumulated during the development stage  (87,989)         (139)
-----------------------------------------------------------------------------
Total stockholders' equity                       $   (87,850)            -
-----------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                           $         -             -
=============================================================================

  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
(U.S. Dollars)
(Unaudited)


Statement of Operations


                                                3 Months         3 Months
                                              Period Ended     Period Ended
                                                March 31,        March 31,
                                                  2008             2007
-----------------------------------------------------------------------------
Revenue                                       $          -               -
-----------------------------------------------------------------------------

Expenses
  Consultation and reorganization fees              75,000               -
  Filing fees                                       12,850               -
-----------------------------------------------------------------------------
Total                                         $     87,850               -
-----------------------------------------------------------------------------
Operating loss                                $    (87,850)              -
=============================================================================

Net loss per Common
  Shares - Basic and
  Diluted                                            (0.06)           0.00
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding                          1,390,000       1,390,000
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity
For the period May 31, 2006 (Inception) through March 31, 2008
(U.S. Dollars)
(Unaudited)
-----------------------------------------------------------------------------


Statement of Stockholders' Equity


                                            Additional                Total
                                              Paid-In    Accum.   Stockholders'
                            Shares    Amount  Capital   Deficit       Equity
-------------------------------------------------------------------------------
Shares issued for service
May 31, 2006                1,390,000    139                              139

Net loss for the period                                       (139)      (139)
-------------------------------------------------------------------------------

Balance December 31, 2007   1,390,000    139         -        (139)         -

Net loss for the period                                    (87,850)   (87,850)
-------------------------------------------------------------------------------

Balance March 31, 2008      1,390,000    139         -     (87,989)   (87,850)


  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
For the 3 months period ended March 31, 2008
(U.S. Dollars)
(Unaudited)


Statement of Cash Flows


                                                3 Months         3 Months
                                              Period Ended     Period Ended
                                                March 31,        March 31,
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss for the period                    $     (87,850)              -
   Accounts payable to related party                 87,850               -

Cash flows from Investing Activities                      -               -

Cash flows from Financing Activities                      -               -

-----------------------------------------------------------------------------

Net increase in cash and cash equivalents                 -               -
Cash and cash equivalents - beginning of period           -               -
-----------------------------------------------------------------------------
Cash and cash equivalents - end of period     $           -               -
=============================================================================


  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
-----------------------------------------------------------------------------

1.  Nature Of Operations And Going Concern

Dalian Capital Group, Inc. was incorporated in the State of Delaware on May 31, 2006 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisiton, merger, exchange of capital stock or other business combination with a domestic or foreign business.

These   financial  statements  have  been  prepared   in  accordance
with the accounting principles generally accepted in the United States applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values, as shown in the financial statements, should the Company be unable to continue as a going concern.

As of March 31, 2008 the Company is considered to be in the development stage as the Company has not generated revenues from
operations.   The  Company's  future  operations  are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

As of March 31, 2008 the Company had an accumulated deficit of $87,989 and a loss of $87,850 for the 3 months ended March 31, 2008 which are for consultation, reorganization fees and filing fees.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality within the framework of the accounting policies summarized below :

(a)  Cash and cash equivalents

      The Company considers all short-term investments, including investments in certificates of deposits, with a maturity date at purchase of three months or less to be cash equivalents.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
-----------------------------------------------------------------------------

2. Summary Of Significant Accounting Policies (Continued

(b)  Foreign currencies
      The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

(c)   Income taxes
     The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

     Deferred income taxes are provided based on the estimated future tax effects on temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

     Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

(d)  Loss per share
      Loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock options and warrants are not considered in the computation because their effect would be anti-dilutive.

(e)  Stock-based Compensation
      Effective  May 31, 2006  the  Company adopted  the provision of
SFAS 123  recommending the fair  value-based  methodology  for  measuring
compensation  costs.   On  May 31, 2006  (inception),  the  Company issued
1,390,000 shares of common stock for $139 in services by its founding shareholder.

STOCKHOLDERS' EQUITY

On May 31, 2006 ( inception ), the Company issued 1,390,000 shares of common stock for $139 in services by its founding shareholder.

The Company has the following classes of capital stock as of March 31, 2008

Preferred stock - 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Common stock - 100,000,000 shares authorized; $0.0001 par value; 1,390,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and notes to the financial statements included elsewhere in this report as well as the Form 10 -SB registration statement. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

COMPANY OVERVIEW

Dalian Capital Group, Inc. (the "Company") was organized on May 31, 2006, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates. The Company's primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

BUSINESS COMBINATION

The Company's main objective is to achieve long-term growth potential through a combination with a business. The Company will not restrict the potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. At present, the Company has no business opportunities under contemplation for acquisitions. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and / or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a " finder " to identify and analyze the merits of potential target businesses.

OPERATION

The Company has not been active since May 2006 ( inception ). The losses for the 3 months period ended March 31, 2008 was $87,850 for consultation, reorganization and filing fees. There was no revenue for the period stated above.

ITEM 3 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's management, including the President ( principal executive officer ) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14. Based upon the evaluation, the Company's President ( principal executive officer ) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Company's management carried out its evaluation. During the period covered by this quarterly report on Form 10 QSB, there was no change in our internal control over financial reporting ( as defined in Rule 13a - 15 ( f ) under the Exchange Act ) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

Mr. Erwin Liem was appointed as the new President, Secretary, Treasurer and Director of the Company since October 16, 2006.