Form 10QSB
period 2008-06-30
DALIAN CAPITAL GROUP, INC.
filed 2008-07-14
CIK 1368568

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the six months period ended June 30, 2008
---------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2008 the registrant had issued and outstanding 1,390,000 shares of common stock, par value $0.0001 per share

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                           DALIAN CAPITAL GROUP, INC.
                                 FORM 10-QSB


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Balance Sheet as at June 30, 2008                           1

            Statement of Operations for 6 months ended
            June 30, 2008                                               2

            Statement of Stockholders' Equity                           3

            Statement of Cash Flows for 6 months ended June 30, 2008    4

            Notes to the Financial Statements                         5-6

Item 2.     Management's Discussion and Analysis or Plan
            Of Operation                                              7-8

Item 3.     Controls and Procedures                                     8

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                           9

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                 9

Item 3.     Defaults Upon Senior Securities                             9

Item 4.     Submission of Matters to a Vote of Security Holders         9

Item 5.     Other Information                                           9

Item 6.     Exhibits and Reports on Form 8-K                            9

CERTIFICATION                                                       10-11

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
(U.S. Dollars)
(Unaudited)


Balance Sheet

                                                    As at          As at
                                                   June 30,       June 30,
                                                     2008           2007
-----------------------------------------------------------------------------
Assets
  Current Assets
    Cash                                                 176             -
-----------------------------------------------------------------------------
Total Assets                                     $       176             -
=============================================================================

Liabilities
  Current Liabilities
    Advances from related parties                     13,870             -
    Shareholders loan                                 75,000             -
-----------------------------------------------------------------------------
Total liabilities                                $    88,870             -
-----------------------------------------------------------------------------

Stockholders' Equity

   Preferred stock, $0.0001 par
     value, Authorized
     20,000,000 shares
     No shares issued and outstanding
   Common stock, $0.0001 par value
     Authorized 100,000,000 shares
     Issued 1,390,000 shares                     $       139           139
   Deficit accumulated during the development stage  (88,833)         (139)
-----------------------------------------------------------------------------
Total stockholders' equity                       $   (88,694)            -
-----------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                           $       176             -
=============================================================================

  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
For the 6 months period ended June 30, 2008
(U.S. Dollars)
(Unaudited)


Statement of Operations


                                                6 Months         6 Months
                                              Period Ended     Period Ended
                                                June 30,         June 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Revenue                                       $          -               -
-----------------------------------------------------------------------------

Expenses
  Consultation and reorganization fees              75,000               -
  Filing expenses                                   13,670               -
  Bank service charges                                  24
-----------------------------------------------------------------------------
Total                                         $     88,694               -
-----------------------------------------------------------------------------
Operating loss                                $    (88,694)              -
=============================================================================

Net loss per Common
  Shares - Basic and
  Diluted                                            (0.06)           0.00
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding                          1,390,000       1,390,000
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity
For the period May 31, 2006 (Inception) through June 30, 2008
(U.S. Dollars)
(Unaudited)
-----------------------------------------------------------------------------


Statement of Stockholders' Equity


                                            Additional                Total
                                              Paid-In    Accum.   Stockholders'
                            Shares    Amount  Capital   Deficit       Equity
-------------------------------------------------------------------------------
Shares issued for service
May 31, 2006                1,390,000    139                              139

Net loss for the period                                       (139)      (139)
-------------------------------------------------------------------------------

Balance December 31, 2007   1,390,000    139         -        (139)         -

Net loss for the period                                    (88,694)   (88,694)
-------------------------------------------------------------------------------

Balance June 30, 2008       1,390,000    139         -     (88,833)   (88,694)


  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
For the 6 months period ended June 30, 2008
(U.S. Dollars)
(Unaudited)


Statement of Cash Flows


                                                6 Months         6 Months
                                              Period Ended     Period Ended
                                                June 30,         June 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss for the period                    $     (88,694)              -
   Accounts payable to related party                 13,870               -
   Shareholders loan                                 75,000

Cash flows from Investing Activities                      -               -

Cash flows from Financing Activities                      -               -

-----------------------------------------------------------------------------

Net increase in cash and cash equivalents               176               -
Cash and cash equivalents - beginning of period           -               -
-----------------------------------------------------------------------------
Cash and cash equivalents - end of period     $         176               -
=============================================================================


  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
-----------------------------------------------------------------------------

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

As  of  June 30,  2008  the  Company  is  considered  to  be  in  the development  stage  as the  Company  has  not  generated  revenues  from
operations.   The  Company's  future  operations  are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

As of June 30, 2008 the Company had an accumulated deficit of $88,833. The loss of $88,694 for the 6 months ended June 30, 2008 are for consultation, reorganization fees, filing fees and other expenses.

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

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
-----------------------------------------------------------------------------

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

The Company has the following classes of capital stock as of June 30, 2008

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

OPERATION

The Company has not been active since May 2006 ( inception ). The losses for the 6 months period ended June 30, 2008 was $88,694 for consultation, reorganization, filing fees and other expenses. There was no revenue for the period stated above.

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