Form 10QSB/A
period 2008-03-31
DALIAN CAPITAL GROUP, INC.
filed 2008-07-16
CIK 1368568

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB/A

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

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
These financial statements have not been reviewed or audited by our independent auditors
Balance Sheet
(U.S. Dollars)
(Unaudited)


Balance Sheet

                                                     As at          As at
                                                   March 31,      March 31,
                                                     2008           2007
-----------------------------------------------------------------------------
Assets                                           $         -             -
-----------------------------------------------------------------------------
Total Assets                                     $         -             -
=============================================================================

Liabilities

Current Liabilities
   Accounts payable to related party                  75,000             -
-----------------------------------------------------------------------------
Total liabilities                                $    75,000             -
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.0001 par
     value, Authorized
     20,000,000 shares
   Common stock, $0.0001 par value
     Authorized 100,000,000 shares
     Issued 1,390,000 shares                     $       139           139
   Deficit accumulated during the development stage  (75,139)         (139)
-----------------------------------------------------------------------------
Total stockholders' equity                       $   (75,000)            -
-----------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                           $   (75,000)            -
=============================================================================

  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
(U.S. Dollars)
(Unaudited)


Statement of Operations


                                                3 Months         3 Months
                                              Period Ended     Period Ended
                                                March 31,        March 31,
                                                  2008             2007
-----------------------------------------------------------------------------
Revenue                                       $          -               -
-----------------------------------------------------------------------------

Expenses
  Consultation and reorganization fees              75,000               -
  Filing fees                                                            -
-----------------------------------------------------------------------------
Total                                         $     75,000               -
-----------------------------------------------------------------------------
Operating loss                                $    (75,000)              -
=============================================================================

Net loss per Common
  Shares - Basic and
  Diluted                                            (0.06)           0.00
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding                          1,390,000       1,390,000
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

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity
For the period May 31, 2006 (Inception) through March 31, 2008
(U.S. Dollars)
(Unaudited)
-----------------------------------------------------------------------------


Statement of Stockholders' Equity


                                            Additional                Total
                                              Paid-In    Accum.   Stockholders'
                            Shares    Amount  Capital   Deficit       Equity
-------------------------------------------------------------------------------
Shares issued for service
May 31, 2006                1,390,000    139                              139

Net loss for the period                                       (139)      (139)
-------------------------------------------------------------------------------

Balance December 31, 2007   1,390,000    139         -        (139)         -

Net loss for the period                                    (75,000)   (75,000)
-------------------------------------------------------------------------------

Balance March 31, 2008      1,390,000    139         -     (75,139)   (75,000)


  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
For the 3 months period ended March 31, 2008
(U.S. Dollars)
(Unaudited)


Statement of Cash Flows


                                                3 Months         3 Months
                                              Period Ended     Period Ended
                                                March 31,        March 31,
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss for the period                    $     (75,000)              -
   Accounts payable to related party                 75,000               -

Cash flows from Investing Activities                      -               -

Cash flows from Financing Activities                      -               -

-----------------------------------------------------------------------------

Net increase in cash and cash equivalents                 -               -
Cash and cash equivalents - beginning of period           -               -
-----------------------------------------------------------------------------
Cash and cash equivalents - end of period     $           -               -
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

As of March 31, 2008 the Company had an accumulated deficit of $75,139 and a loss of $75,000 for the 3 months ended March 31, 2008 which are for consultation, reorganization fees and filing fees.

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

2. Summary Of Significant Accounting Policies (Continued)

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

OPERATION

The Company has not been active since May 2006 ( inception ). The losses for the 3 months period ended March 31, 2008 was $75,000 for consultation, reorganization and filing fees. There was no revenue for the period stated above.

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