Form 10-Q
period 2008-09-30
DALIAN CAPITAL GROUP, INC.
filed 2008-10-21
CIK 1368568

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the six months period ended September 30, 2008
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer,""accelerated filer," and "small reporting company" in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]        Accelerated filer          [X]
Non-accelerated filer    [ ]        Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 13b-2 of the Exchange Act)        Yes [X]     No [ ]

As of September 30, 2008, 1,390,000 shares of the registrant's common stock were outstanding.

                           DALIAN CAPITAL GROUP, INC.
                                  FORM 10-Q


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Balance Sheet as at September 30, 2008 and
            December 31, 2007                                           1

            Statement of Operations for 9 months ended
            September 30, 2008 and 2007                                 2

            Statement of Cash Flows for 9 months ended
            September 30, 2008 and 2007                                 3

            Notes to the Financial Statements                         4-5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation                        6-7

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                 7

Item 4.     Controls and Procedures                                   7-8

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                           8

Item 1A.    Risk Factors                                                8

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                 8

Item 3.     Defaults Upon Senior Securities                             8

Item 4.     Submission of Matters to a Vote of Security Holders         8

Item 5.     Other Information                                           8

Item 6.     Exhibits, Signatures and Certification                      9

CERTIFICATION                                                       10-13

PART 1. FINANCIAL INFORMATION

These financial statements have not been reviewed or audited by our independent auditors

DALIAN CAPITAL GROUP, INC.
(A development stage company)
BALANCE SHEETS AS AT SEPTEMBER 30, 2008
(U.S. Dollars)
(Unaudited)


Balance Sheet
                                                    As at          As at
                                                    Sep-30         Dec-31
                                                     2008           2007
-----------------------------------------------------------------------------
Assets
  Current Assets
    Cash                                                 132             -
-----------------------------------------------------------------------------
Total Assets                                     $       132             -
=============================================================================

Liabilities
  Current Liabilities
    Advances from related parties                     14,196             -
    Shareholders loan                                 75,000             -
-----------------------------------------------------------------------------
Total liabilities                                $    89,196             -
-----------------------------------------------------------------------------

Stockholders' Equity

   Preferred stock, $0.0001 par
     value, Authorized
     20,000,000 shares
     No shares issued and outstanding
   Common stock, $0.0001 par value
     Authorized 100,000,000 shares
     Issued 1,390,000 shares                     $       139           139
   Deficit accumulated during the development stage  (89,203)         (139)
-----------------------------------------------------------------------------
Total stockholders' equity                       $   (89,064)            -
-----------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                           $       132             -
=============================================================================

  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
For the 9 months period ended September 30, 2008
(U.S. Dollars)
(Unaudited)


Statements of Operations


                              3 Months Ended              9 Months Ended
                              September 30,               September 30,
                       --------------------------  --------------------------
                           2008          2007          2008          2007
-------------------------------------------------  --------------------------
Revenue                $         -             -             -             -
-------------------------------------------------  --------------------------

Expenses
  Consultation and
    reorganization fees          -             -        75,000             -
  Exchange gain/loss             5                           9             -
  Filing expenses              326             -        13,996             -
  Bank service charges          35                          59             -
-------------------------------------------------  --------------------------
Total                  $       366             -        89,064             -
-------------------------------------------------  --------------------------
Operating loss         $      (366)            -       (89,064)            -
=================================================  ==========================

Net loss per Common
  Shares - Basic and
  Diluted                    (0.00)         0.00         (0.06)         0.00
-------------------------------------------------  --------------------------

Weighted average number
  of shares outstanding  1,390,000     1,390,000     1,390,000     1,390,000
-------------------------------------------------  --------------------------

  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
For the 9 months period ended September 30, 2008
(U.S. Dollars)
(Unaudited)


Statements of Cash Flows


                                                      9 Months Ended
                                                       September 30
                                              -------------------------------
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss for the period                    $     (89,064)              -
   Accounts payable to related party                 14,196               -
   Shareholders loan                                 75,000

Cash flows from Investing Activities                      -               -

Cash flows from Financing Activities                      -               -

-----------------------------------------------------------------------------

Net increase in cash and cash equivalents               132               -
Cash and cash equivalents - beginning of period           -               -
-----------------------------------------------------------------------------
Cash and cash equivalents - end of period     $         132               -
=============================================================================


  The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
-----------------------------------------------------------------------------

1.  Nature Of Operations And Going Concern

Dalian Capital Group, Inc. was incorporated in the State of Delaware on May 31, 2006 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

As of September 30, 2008 the Company is considered to be in the development stage as the Company has not generated revenues from
operations.   The  Company's  future  operations  are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

As of September 30, 2008 the Company had an accumulated deficit of $89,203. The loss of $89,064 for the 9 months period ended September 30, 2008 are for consultation, reorganization fees, filing fees and other expenses.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
-----------------------------------------------------------------------------

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

The Company has the following classes of capital stock as of September 30, 2008.

Preferred stock - 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Common stock - 100,000,000 shares authorized; $0.0001 par value; 1,390,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in "Risk Factors" in
Part 2, Item 1A and elsewhere in this Quarterly Report on Form 10Q, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "forecast," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false.

COMPANY OVERVIEW

Dalian Capital Group, Inc. (the "Company") was organized on May 31, 2006, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organization efforts, compliance matters and locating potential merger or acquisition candidates. The Company's primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OPERATION

The Company has not been active since May 2006 ( inception ). The losses for the 9 months period ended September 30, 2008 was $89,064 for consultation, reorganization, filing fees and other expenses. There was no revenue for the period stated above.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company at present does not engage in any business activities thus will not be subjected to any quantitative or qualitative influences to market risk.

ITEM 4 - CONTROLS AND PROCEDURES

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

As of the date of this report, the Company's management, including the President ( principal executive officer ) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14. Based upon the evaluation, the Company's President ( principal executive officer ) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Company's management carried out its evaluation. During the period covered by this quarterly report on Form 10Q, there was no change in our internal control over financial reporting ( as defined in Rule 13a - 15(f) under the Exchange Act ) that materially affected, or is reasonably likely materially affect, our internal control over financial reporting.

PART 2. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 1A - RISK FACTORS

The Company at present does not engage in any business activities thus will not be subjected to any risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number  Exhibit Description

31.01 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.01   Certification of Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02   Certification of Chief  Accounting Officer pursuant to 18 U.S.C.
        Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* These certificates accompany Dalian Capital Group's Quarterly Report on Form 10-Q; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Dalian Capital Group under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Table of Contents


                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 16, 2008

                                     Dalian Capital Group, Inc.

                                     /s/ Erwin Liem
                                     ------------------------------------
                                     Erwin Liem
                                     Director and Chief Executive Officer

                                     /s/ Michael Lee
                                     ------------------------------------
                                     Michael Lee
                                     Chief Accounting Officer