Form 10-K
period 2008-12-31
DALIAN CAPITAL GROUP, INC.
filed 2009-03-13
CIK 1368568

DALIAN CAPITAL GROUP, INC.


FORM 10K

(Annual Report of Financial Condition)

Filed March 13, 2009 for the year ending 12/31/08


Address		900, 850 WEST HASTINGS STREET
			VANCOUVER
			B.C. V6C 1E1 CANADA

Telephone		604-801-5022

CIK			0001368568

Fiscal Year		12/31