Form 10-Q
period 2009-03-31
DALIAN CAPITAL GROUP, INC.
filed 2009-05-06
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10Q

(Quarterly Report of Financial Condition)

Filed on May 6, 2009 for the Period Ending March 31, 2009




Address		Suite 900, 850 West Hastings Street
		Vancouver
		B.C. V6C 1E1  Canada

Telephone	604-801-5022

CIK		0001368568

Symbol

SIC Code

Fiscal Year	12-31