Form 10-K/A
period 2008-12-31
DALIAN CAPITAL GROUP, INC.
filed 2009-12-01
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-K/A

( Annual Report of Financial Condition )

Filed December 1, 2009 for the year ending 12/31/08

Address		900, 850 West Hastings Street
		Vancouver
		BC V6C 1E1 Canada

Telephone	604-801-5022

Fiscal Year	12/31





UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
December 31, 2008.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number : 000-52185

Dalian Capital Group, Inc.
(Exact name of registrant as specified in its charter)

	Delaware			     N/A

(State or other jurisdiction		(IRS Employer
of incorporation or organization)	Identification No.)

850 West Hastings Street, Suite 900,
Vancouver, BC V6C 1E1, Canada
(Address of principal executive offices, including zip code)

604-801-5022
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known
seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes (  )   No ( X )




Indicate by check mark if the registrant is not required to
file reports pursuant to Section 13 or Section 15(d) of the
Act.  Yes (   )  No ( X )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate Web site, if
any, every Interactive Data File required to be submitted
and posted pursuant to Rule 405 of Regulation S-T ( 232.405
of this chapter ) during the preceding 12 months (or for
such shorter period that the registrant was required
to submit and post such files).  Yes (   )   No (   )

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act.

Large accelerated filer  (  ) Accelerated filer (  )

Non-accelerated filer (  )  Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes ( X )   No (  )





The aggregate market value of the voting and non-voting common equity held by non-affiliates as of issuer cannot be determine as the shares are not quoted in any exchange.

At November 30, 2009, the Company had outstanding of
1,390,000 shares of Common Stock, $0.0001 par value per share.






DALIAN CAPITAL GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

PART 1							Page

Item 1  Description of Business				1 - 2
Item 1A Risk Factors					2 - 5
Item 1B Unresolved Staff Comments			5
Item 2  Properties					6
Item 3  Legal Proceedings				6
Item 4  Submission of Matters to a Vote
        of Security Holders				6

PART 2

Item 5  Market for the Registrant's Common
        Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities		6
Item 6  Selected Financial Data				7
Item 7  Management's Discussion and Analysis
        of Financial Condition 	and Results
	of Operations					7 - 9
Item 7A Quantitative and Qualitative
        Disclosures about Market Risk			9
Item 8  Financial Statements and Supplementary Data     9 - 16
Item 9  Changes in and Disagreements with
        Accountants on Accounting and
	Financial Disclosure				17
Item 9A Controls and Procedures				17
Item 9B Other Information				17

PART 3

Item 10 Directors, Executive Officers and
	Corporate Governance				17
Item 11 Executive Compensation				18
Item 12 Security Ownership of Certain Beneficial
	Owners and Management and Related
	Stockholder Matters				18
Item 13 Certain Relationships and Related
	Transactions, and Director Independence		18
Item 14 Principal Accountant Fees and Services		18

PART 4

Item 15 Exhibits and Financial Statement Schedules 	19 - 24
	Signatures
	Exhibit Index







PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Dalian Capital Group, Inc. ( the "Company" or the " Registrant" ) was incorporated in the State of Delaware on May 31, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a " blank check " company. The SEC defines those companies as " any development stage company that is issuing a penny stock, within the meaning of Section 3
( a ) ( 51 ) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. " Many states have enacted statutes, rules and regulations limiting the sale of securities of " blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any Letter of Intent or other agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its effort to analyze potential acquisition targets, the Registrant will consider the following kinds of factors :-

( a ) Potential for growth, indicated by new technology, anticipated market expansion or new products;
( b ) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
( c ) Strength and diversity of management, either in place or scheduled for recruitment;
( d ) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
( e ) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;
( f )  The extent to which the business opportunity can be advanced;
( g ) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
( h )  Other relevant factors.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorney and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipate that he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND
INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

We operate in a dynamic and rapidly changing business environment that involves substantial risks and uncertainty. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Any of these risks could caused, or contribute to causing, our actual results to differ materially from expectations. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and our other public filings.



OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO
OPERATING HISTORY.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all like hood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT
TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investments. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination's) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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



ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY
SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resources self-sufficiency and balance of payments positions, and in other respects.

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

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR
ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any merger or acquisition transaction may be valued on an arbitrary or no-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION
WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON
NASDAQ OR ANY OTHER SECURITIES EXCHANGE.


Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, impose various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

THESE REGISTRATION STATEMENT CONTAINS FORWARD-LOOKING
STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO
OTHER BUSINESSES.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None


ITEM 2.  PROPERTIES

The Company either rents or owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities,

ITEM 3.  LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the period from the inception of the Company on May 31, 2006 to December 31, 2008 there have been no matters submitted to the vote of the security holders.

PART 2

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

( a ) Market Information. The Company's common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

( b ) Holders. As of December 31, 2008, there is only one holder of our common stock.

( c ) Dividends. We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

None


Purchasers of Equity Securities by the Small Business Issuer and
Affiliated Purchases

None



ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.


The statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheets data at December 31, 2008, 2007and 2006 are derived from our financial statements.

				                 Year Ended December 31,
					       2008       2007        2006
Statements of Operations Data :

Total revenues                                   -          -           -
Expenses
 Consultation and reorganization expenses    75,000         -          139
 Exchange gain / loss                            16         -           -
 General and administration expenses         14,293         -           -
					    ------------------------------
Total expenses				     89,309         -          139

Net income (loss)                           (89,309)        -         (139)

Earnings (loss) per share attributable
to common stockholders :                      (0.07)     (0.00)      (0.00)

Shares used in computing net income
(loss) per share			  1,390,000  1,390,000   1,390,000


						 Year Ended December 31,
					       2008       2007        2006
Balance Sheets Data :

Cash and cash equivalents                       390         -           -
Working capital (deficit)                   (89,309)        -           -

Total assets                                    390         -           -
Total stockholders' equity (deficit)        (89,309)        -           -




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS







The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in "Risk Factors" in
Part 2, Item 1A and elsewhere in this yearly Report on Form 10K, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "forecast," "could," " expect," "suggest," "believe," "anticipate," "intend,"


"plan," or other similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but not limited to, those described in "Risk Factors" and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false.

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

OPERATION

The Company has not been active since May 2006 ( inception ). The losses for the year ended December 31, 2008 was $89,309 for consultation, reorganization, filing fees and other expenses. There was no revenue for the year stated above.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK



The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


DALIAN CAPITAL GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

Contents								Pages

Balance Sheet as at December 31, 2008					10
Statements of Operations for the year ended December 31, 2008		11
Statements of Stockholder's Equity					12
Statements of Cash Flows for the year ended December 31, 2008		13
Notes to the Financial Statements					14 - 16




DALIAN CAPITAL GROUP, INC.
(A development stage company)

These financial statements have not been reviewed or audited by our independent auditors

Balance Sheets As At December 31, 2008 and 2007
(U.S. Dollars)
(Unaudited)

						Dec 31,		Dec 31,
						  2008		 2007

Assets
 Current Assets
  Cash                                             390             -
						---------------------
Total Assets				$          390             -
						---------------------

Liabilities
  Related parties accounts                      89,699             -
						---------------------
Total Liabilities			$       89,699             -
						---------------------

Stockholders' Equity
Preferred Stock, $0.0001 par value
 Authorized 20,000,000 shares
 No shares issued and outstanding                   -              -
Common stock, $0.0001 par value
 Authorized 100,000,000 shares
 Issued 1,390,000 shares		$          139            139
Accumulated deficit                            (89,448)          (139)
						---------------------
Total Stockholders' Equity (Deficit)           (89,309)            -
						---------------------
Total Liabilities and Stockholders'
(Deficit)				$          390             -
						---------------------


The accompanying notes are an integral part of the financial statements



DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(U.S. Dollars)
(Unaudited)

								Period from
								  May 31,
								   2006
								 (inception)
					Year Ended  Year Ended       to
					December 31 December 31  December 31
					   2008	       2007	    2008
					------------------------------------
Revenue				     $       -           -            -
					------------------------------------
Expenses
 Bank Service Charges                        94          -            94
 Consultation and reorganization
 expenses                                75,000          -        75,139
 Exchange gain/loss                          16          -            16
 Filing fees and expenses                14,199          -        14,199
					------------------------------------
Total				     $   89,309          -        89,448
					------------------------------------
Operating loss			     $  (89,309)         -       (89,448)
					------------------------------------


Net loss per common shares
- Basic and Diluted			  (0.07)      (0.00)

Weighted average number of shares
outstanding			      1,390,000    1,390,000


The accompanying notes are an integral part of the financial statements



DALIAN CAPITAL GROUP, INC.
(A development stage company)
Statements of Stockholders' Equity
For the period May 31, 2006 (inception) through December 31, 2008
(US Dollars)
(Unaudited)

							Deficit
						      Accumulated
					   Additional   During         Total
					    Paid-In   Development  Stockholders'
 			    Shares  Amount  Capital      Stage        Equity
			   ----------------------------------------------------
May 31, 2006
(inception)		1,390,000     139       -          -             139
Shares issued
for services

Net loss for the period                                  (139)          (139)
			   ----------------------------------------------------
Balance Dec 31, 2007    1,390,000     139       -        (139)            -
Net loss for the year                                 (89,309)       (89,309)
			   ----------------------------------------------------
Balance Dec 31, 2008    1,390,000     139       -     (89,448)       (89,309)











The accompanying notes are an integral part of the financial statements





DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2008
(U.S. Dollars)
(Unaudited)

								Period from
								May 31, 2006
					Year Ended Year Ended  (inception) to
 					 Dec. 31    Dec. 31       Dec. 31
 					   2008      2007          2008
					-----------------------------------

Cash flow from Operating activities

Net loss for the year / period      $   (89,309)       -        (89,448)

Adjustments to reconcile net
loss to net cash provided by
operations :

  Advances from related parties          89,699        -         89,838

Cash flow from Investing activities          -         -             -

Cash flows from Financing activities         -         -             -
					-----------------------------------
Net increase in cash and
cash equivalents                    $       390        -            390

Cash and cash equivalents
- beginning of period                        -         -             -
					-----------------------------------
Cash and cash equivalents
- end of period                     $       390        -            390
					-----------------------------------


The accompanying notes are an integral part of the financial statements


DALIAN CAPITAL GROUP, INC.

(A development stage company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

As of December 31, 2008 the Company is considered to be in the development stage as the Company has not generated revenues from operations. The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

As of December 31, 2008 the Company had an accumulated deficit of $89,448. The loss of $89,309 for the year ended December 31, 2008 are for consultation, reorganization fees, filing fees and other expenses.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(a)  Cash and cash equivalents
      The Company considers all short-term investments, including investments in certificates of deposits, with a maturity date at purchase of three months or less to be cash equivalents.

(b)  Revenue recognition
     The Company will record its revenue on the accrual basis, whereby revenue is recognized upon the sales orders being placed.
     Cost is recorded on the accrual basis, when the purchase orders are placed and operating costs are incurred rather than paid for.

(c)  Foreign currencies
      The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

(d)  Financial instruments
     The Company's financial instruments consists of : cash; promissory notes receivable; accounts payable and accrued liabilities; and convertible debentures payable.

     Management is of the opinion that the Company is not subject to significant interest, current or credit risks on the financial instruments included in these financial statements. The fair market values of these financial instruments approximate their carrying values.

(f)   Income taxes
     The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

     Deferred income taxes are provided based on the estimated future tax effects on temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)   Income taxes ( continued )
     Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

(g)  Loss per share
      Loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock options and warrants are not considered in the computation because their effect would be anti-dilative.

3.  SHAREHOLDER'S EQUITY

On May 31, 2006 ( inception ), Dalian issued 1,390,000 shares of common stock for $139 in services by its founding shareholder.


Preferred Stock

Dalian's board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Authorized Share Capital

As of December 31, 2008 the Company has :-

Authorized Preferred Stock of 20,000,000 shares at $0.0001 par value and authorized Common Stock of 100,000,000 shares at $0.0001 par value.

As of November 30, 2009 the Company has issued and outstanding of 1,390,000 shares of Common Stock with par value of $0.0001.


ITEM 9A.  CONTROLS AND PROCEDURES

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over
Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities
Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S.
generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report
of our registered public accounting firm regarding internal
control over financial reporting.  Management's report was
not subject to attestation by our registered public
accounting firm, pursuant to temporary rules of the
Securities and Exchange Commission that permit us to
provide only management's report in this annual report.
Management concluded in this assessment that as of December
31, 2008, our internal control over financial reporting is
effective.
17
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE

The following table furnishes the information concerning
Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are

Name					Title

Erwin Liem			President and Sole Director

Erwin Liem acts as President, Secretary, Treasurer and
Director for the Company. Mr. Liem has served as an officer and Director of the Company since October 2006.

ITEM 11. EXECUTIVE COMPENSATION

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

				Amount and Nature
				Of Beneficial		Percentage
Name and Address	  	Ownership		 of Class

Erwin Liem			1,390,000		100%
Ste. 900,
850 West Hastings St.
Vancouver, BC V6C 1E1
Canada

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

A total of $75,000 for consultation and reorganization expenses was charged by related company for the year ended
December 31, 2008. Except as otherwise indicated herein, there have been no other related party transactions, of any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm Malone & Bailey, P.C. acts as our principal accountant. Our former sole officer and director paid
$1,500 on our behalf to Malone & Bailey, P.C. during the period from May 31, 2006 (inception) to June 30, 2006, for its audit of our financial statements which were included in our Form 10SB12G filed with the Securities and Exchange
Commission on August 15, 2006. We have not paid Malone &
Bailey, P.C. any fees for the fiscal year ending December
31, 2008, for audit related or tax fees, or for any other services.

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  November 30, 2009

      DALIAN CAPITAL GROUP, INC.

      By: /S/ Erwin Liem
              Erwin Liem
            Chief Executive Officer
              & Director



      By: /S/ Michael Lee
              Michael Lee
         Chief Accounting Officer

Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Erwin Liem, Director and Chief Executive Officer of
Dalian Capital Group, Inc. certify that :

1.  I have reviewed this Annual Report on Form 10-K of
Dalian Capital Group, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information;
and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : November 30, 2009

Signature : /s/ Erwin Liem
            Erwin Liem
   	Director and Chief
	Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, Chief Accounting Officer of Dalian Capital
Group, Inc. certify that :

1.  I have reviewed this Annual Report on Form 10-K of
Dalian Capital Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information;
and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : November 30, 2009

Signature : /s/ Michael Lee
            Michael Lee
	Chief Accounting Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian
Capital Group, Inc. (the "Registrant") on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Erwin Liem, Chief Executive Officer of the
Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

             /s/ Erwin Liem
                 ------------
                 Erwin Liem
           Chief Executive Officer

November 30, 2009

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian
Capital Group, Inc. (the "Registrant") on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Michael Lee, Chief Accounting Officer of the
Company, certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/ Michael Lee
               -------------
               Michael Lee
            Chief Accounting Officer

November 30, 2009