Form 10-Q/A
period 2009-03-31
DALIAN CAPITAL GROUP, INC.
filed 2009-12-03
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q/A

( Quarterly Report of Financial Condition )

Filed December 3, 2009 for the year ending 03/31/09


Address		900, 850 West Hastings Street
 		Vancouver
 		BC V6C 1E1 Canada

Telephone	604-801-5022

Fiscal Year	12/31





UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009.

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











DALIAN CAPITAL GROUP, INC.

FORM 10-Q/A
For the Period Ended March 31, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 7

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	8-11

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					11

Item 4T.Controls and Procedures...			 	11

PART II

Item 1.	Legal Proceedings...					11

Item 1A.Risk Factors...						11

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					11

Item 3.	Defaults Upon Senior Securities........			11

Item 4.	Submission of Matters to a Vote of Security Holders... 	11

Item 5.	Other Information...					11

Item 6.	Exhibits and Certifications...				12-18









Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.


								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash...						3

Notes to Financial Statements...				4 - 7

















DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

(Expressed in US Dollars)

(Unaudited)














PART 1.  FINANCIAL INFORMATION

These financial statements have not been reviewed or audited by our independent auditors

DALIAN CAPITAL GROUP, INC.
(A development stage company)
BALANCE SHEETS
(U.S. Dollars)
(Unaudited)

						   Mar-31       Dec-31
						    2009         2008

Assets
  Current Assets
     Cash            				     231          390
						  -------------------
Total Assets				     $       231          390
						  -------------------

Liabilities
  Current Liabilities
    Related parties accounts  (Note 4)            89,799       89,699
						  -------------------
Total liabilities                            $    89,799       89,699
						  -------------------

Stockholders' Equity
Preferred Stock, $0.0001 par value
   Authorized 20,000,000 shares
   No shares issued and outstanding                   -            -
Common stock, $0.0001 par value
   Authorized 100,000,000 shares
   Issued 1,390,000 shares                   $       139          139
Deficit accumulated during the
development stage                                (89,707)     (89,448)
						  -------------------
Total stockholders' equity                       (89,568)     (89,309)
						  -------------------
Total Liabilities and Stockholders' Equity   $       231          390
						  -------------------




The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(U.S. Dollars)
(Unaudited)

								Inception
								 May 31,
   					  For the 3 Months       2006 to
      					   ended March 31,       March 31,
					  2009        2008         2009

Revenue                              $      -           -            -
					-------------------------------

Expenses
 Bank Service Charges                       33          -           127
 Consultation and reorganization fees       -       75,000       75,139
 Filing fees and expenses                  100      12,850       14,299
 Exchange gain/loss                          1          -            17
 Registered agent fees                     125          -           125
					-------------------------------
Total				     $     259      87,850       89,707
					-------------------------------
Operating loss                       $    (259)    (87,850)     (89,707)
					-------------------------------




Net loss per common shares
- Basic and Diluted                      (0.00)     (0.06)

Weighted average number of
shares outstanding                   1,390,000   1,390,000









The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(U.S. Dollars)
(Unaudited)

								Inception
								 May 31,
        				   For the 3 Months      2006 to
   					    ended March 31,      March 31,
					   2009        2008        2009

Cash Flows Provided By (Used In):
Operating activities
  Net loss for the period            $     (259)    (87,850)     (89,707)
Adjustments to reconcile net
income to net cash used in
operating activities:
  Accounts payable to related parties       100      87,850       89,799
					--------------------------------
Net cash used in operating activities      (159)         -            92

Cash flows from Investing activities         -           -            -

Cash flows from Financing activities
  Shares issued for services                 -           -           139
					--------------------------------
Net cash provided by financing
activities                                   -           -           139


Net increase (decrease) in cash      $     (159)         -           231

Cash - beginning of period                  390          -            -

Cash - end of period                 $      231          -           231






The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)


Note 1.  Nature Of Operations And Going Concern

Dalian Capital Group, Inc. was incorporated in the State of Delaware on May 31, 2006 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values, as shown in the financial statements, should the Company be unableto continue as a going concern.

As of March 31, 2009 the Company is considered to be in the development stage as the Company has not generated revenues from operations. The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

As of March 31, 2009 the Company had an accumulated deficit of $89,707. The loss of $259 for the 3 months period ended March 31, 2009 are for filing fees and other expenses.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(h)	 Recently Issued Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification(tm) and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification(tm)
(ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other nongrandfathered, non-SEC accounting literature not included in FASB ASC will become nonauthoritative. Under ASC 815, the Company discloses derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and
(c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

Under ASC 805, "Business Combinations", the Company uses the acquisition method of accounting for all business combinations and for an acquirer to be identified for each business combination. Under ASC 805, the Company is also required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in ASC 805. In addition, acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

The Company follows ASC 825-10 in measuring the fair value of options for financial assets and liabilities. The Company is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected.
ASC 825-10 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC 825-10, Fair Value Measurements.

Note 3.  SHAREHOLDER'S EQUITY

On May 31, 2006 ( inception ), Dalian issued 1,390,000 shares of common stock for $139 in services by its founding shareholder.

Preferred Stock

Dalian's board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Authorized Share Capital

As of March 31, 2009 the Company has :-

Authorized Preferred Stock of 20,000,000 shares at $0.0001 par value and authorized Common Stock of 100,000,000 shares at $0.0001 par value.

As of November 30, 2009 the Company has issued and outstanding of 1,390,000 shares of Common Stock with par value of $0.0001.

Note  4. Due to Related Parties

On March 31, 2009, $89,799 (2008 - $89,699) was due to several corporations related to the Company. These amounts bear no interest and with not stated repayment terms; the Company recorded no imputed interest on these borrowings.

Note  5. Income Taxes

The Company provides for income taxes under ASC 740, "Income Taxes". ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

At March 31, 2009, the Company had deficits accumulated during the development stage of $89,707 available in computing net deferred tax assets which may be used to offset future taxable income.












7

PART I

    This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-Q. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

    Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.







			8




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company has been in the process of identifying and discussing a strategic merger or acquisitions but will need to raise substantial additional capital to fund this strategy.

The Company does not currently have any employees.

Operations

The Company has not been active since 2006. The net loss for the three months ended March 31, 2009 was $259 compared to $87,850 for the three-month period ended March 31, 2008. The decrease for the three month periods ended March 31, 2009, in relation to the comparable period in 2008, was due to decreased expenses for consultation and reorganization and filing expenses. There was no revenue for those periods stated above.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $89,568 ($89,309 - 2008) as of March 31, 2009. Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.



			9





The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities.
On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions.

NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification(tm) and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification(tm) (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other nongrandfathered, non-SEC accounting literature not included in FASB ASC will become nonauthoritative.

Under ASC 815, the Company discloses derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

Under ASC 805, "Business Combinations", the Company uses the acquisition method of accounting for all business combinations and for an acquirer to be identified for each business combination. Under ASC 805, the Company is also required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in ASC 805. In addition, acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

The Company follows ASC 825-10 in measuring the fair value of options for financial assets and liabilities. The Company is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. ASC 825-10 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or


			10





before November 15, 2007, provided the entity also elects to apply the provisions of ASC 825-10, Fair Value Measurements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company at present does not engage in any business activities thus will not be subjected to any quantitative or qualitative influences to market risk.

Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item  1.  Legal Proceedings.

None

Item  1A. Risk Factors

Not applicable.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

None
11
Item 6.  Exhibits

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

Dated:  December 3, 2009

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

1.  I have reviewed this Quarterly Report on Form 10-Q of
Dalian Capital Group, Inc. ;

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

Dated : December 3, 2009

 Signature : /s/ Erwin Liem
              Erwin Liem
	Director and Chief
	   Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, Chief Accounting Officer of Dalian Capital
Group, Inc. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
Dalian Capital Group, Inc. ;

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

Dated : December 3, 2009

Signature : /s/ Michael Lee
           Michael Lee
	Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian
Capital Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

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

           /s/ Erwin Liem
		     Erwin Liem
       Chief Executive Officer

December 3, 2009

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian
Capital Group, Inc., (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

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

   /s/ Michael Lee
      Michael Lee
  Chief Accounting Officer

December 3, 2009