Form 10-Q
period 2009-06-30
DALIAN CAPITAL GROUP, INC.
filed 2009-12-04
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

( Quarterly Report of Financial Condition )

Filed December 4, 2009 for the year ending 06/30/09


Address		900, 850 West Hastings Street
		Vancouver
		BC V6C 1E1 Canada

Telephone	604-801-5022

Fiscal Year	12/31




UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009.

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









DALIAN CAPITAL GROUP, INC.

FORM 10-Q
For the Period Ended June 30, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 7

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	8-12

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					12

Item 4T.Controls and Procedures...			 	12

PART II

Item 1.	Legal Proceedings...					13

Item 1A.Risk Factors...					 	13

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					13

Item 3.	Defaults Upon Senior Securities........			13

Item 4.	Submission of Matters to a Vote of Security Holders...	13

Item 5.	Other Information...					13

Item 6.	Exhibits and Certifications...				14-20









Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.


								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash...						3

Notes to Financial Statements...				4 - 7















DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

(Expressed in US Dollars)

(Unaudited)










PART 1.  FINANCIAL INFORMATION

These financial statements have not been reviewed or audited by our independent auditors

DALIAN CAPITAL GROUP, INC.
(A development stage company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)


							June 30,     Dec 31,
 							  2009        2008

Assets
  Current Assets
     Cash            					   200         390
							------------------
Total Assets					   $       200         390
							------------------

Liabilities
  Current Liabilities
    Related parties accounts  (Note 4)		        89,799      89,699
							------------------
Total liabilities				   $    89,799      89,699
							------------------

Stockholders' Equity
Preferred Stock, $0.0001 par value
   Authorized 20,000,000 shares
   No shares issued and outstanding                         -           -
Common stock, $0.0001 par value
   Authorized 100,000,000 shares
   Issued 1,390,000 shares			   $       139         139
Deficit accumulated during the development stage       (89,738)    (89,448)
							------------------
Total stockholders' deficit			       (89,599)    (89,309)
							------------------
Total Liabilities and Stockholders' Deficit        $       200         390
							------------------







The accompanying notes are an integral part of the financial statements.


DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

								     Inception
								      May 31,
   			      Three months Ended  Six months ended   2006, to
           			   June 30,           June 30,        June 30,
			       2009       2008     2009      2008       2009

Revenue                    $     -          -        -         -          -
			      ----------------------------------------------

Expenses
   Bank service charges          33         24       67        24        160
   Consultation and
   reorganization fees           -          -        -     75,000     75,139
   Filing fees and expenses      -         820      100    13,670     14,300
   Exchange gain/loss            (2)         4       (2)        4         14
   Registered agent fee          -          -       125        -         125
			      ----------------------------------------------
Total operating expenses   $     31        848      290    88,698     89,738
			      ----------------------------------------------
Net loss for the period    $    (31)      (848)    (290)  (88,698)   (89,738)
			      ----------------------------------------------

Net loss per common shares    (0.00)     (0.00)   (0.00)    (0.06)
 - Basic and Diluted

Weighted average number
of common shares
outstanding               1,390,000  1,390,000 1,390,000  1,390,000





The accompanying notes are an integral part of the financial statements.





DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

								Inception
								 May 31,
           				    Six months ended     2006 to
                			         June 30,        June 30,
					    2009        2008       2009

Cash Flows Provided By (Used In) :
Operating activities
  Net loss for the period             $     (290)    (88,698)    (89,738)
Adjustments to reconcile net
income to net cash used in
operating activities:
  Accounts payable to related parties        100      88,870      89,799
					   -----------------------------
Net cash used in operating activities       (190)        172          61

Cash flows from Investing activities          -           -           -

Cash flows from Financing activities
  Shares issued for services                  -           -          139
					   -----------------------------
Net cash provided by financing activities     -           -          139


Net increase (decrease) in cash       $     (190)        172         200

Cash - beginning of period                   390          -           -
					   -----------------------------
Cash - end of period                  $      200         172         200
					   -----------------------------




The accompanying notes are an integral part of the financial statements.






DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)


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

As of June 30, 2009 the Company is considered to be in the development stage as the Company has not generated revenues from operations. The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

As of June 30, 2009 the Company had an accumulated deficit of $89,738. The loss of $31 for the 3 months period ended June 30, 2009 are for bank charges and other expenses.

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

(c)  Foreign currencies

      The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statements of operations.

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

As of June 30, 2009 the Company has :-

Authorized Preferred Stock of 20,000,000 shares at $0.0001 par value and authorized Common Stock of 100,000,000 shares at $0.0001 par value.

As of November 30, 2009 the Company has issued and outstanding of 1,390,000 shares of Common Stock with par value of $0.0001.

Note  4. Due to Related Parties

On June 30, 2009, $89,799 (2008 - $89,699) was due to shareholder and several corporations related to the Company. These amounts bear no interest and with not stated repayment terms; the Company recorded no imputed interest on these borrowings.

Note  5. Income Taxes

The Company provides for income taxes under ASC 740, "Income Taxes". ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

At June 30, 2009, the Company had deficits accumulated during the development stage of $89,738 available in computing net deferred tax assets which may be used to offset future taxable income.






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

Operations

The Company has not been active since 2006. The net loss for the three months ended June 30, 2009 was $31 compared to $848 for the three-month period ended June
30, 2008. The decrease for the three month periods ended June 30, 2009, in relation to the comparable period in 2008, was due to decreased expenses for filing fees and expenses. There was no revenue for those periods stated above.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $89,599 ($89,309 - 2008) as of June
30, 2009. Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The
Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

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

The Company follows ASC 825-10 in measuring the fair value of options for financial assets and liabilities.
The Company is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. ASC 825-10 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC 825-
10, Fair Value Measurements.

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

Dated:  December 4, 2009

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

Dated : December 4, 2009

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

Dated : December 4, 2009

Signature : /s/ Michael Lee
              Michael Lee
		Chief Financial Officer




EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian
Capital Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

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

December 4, 2009








EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian
Capital Group, Inc., (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

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

December 4, 2009









