Form 10-Q
period 2009-09-30
DALIAN CAPITAL GROUP, INC.
filed 2009-12-07
CIK 1368568

DALIAN CAPITAL GROUP, INC.


FORM 10-Q


( Quarterly Report of Financial Condition )


Filed December 7, 2009 for the year ending 09/30/09


Address		900, 850 West Hastings Street
 		Vancouver
 		BC V6C 1E1 Canada

Telephone	604-801-5022

Fiscal Year	12/31





UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009.

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










DALIAN CAPITAL GROUP, INC.

FORM 10-Q
For the Period Ended September 30, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 8

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	9-13

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					13

Item 4T.Controls and Procedures...			 	13

PART II

Item 1.	Legal Proceedings...					14

Item 1A.Risk Factors...					 	14

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					14

Item 3.	Defaults Upon Senior Securities........			14

Item 4.	Submission of Matters to a Vote of Security Holders...	14

Item 5.	Other Information...					14

Item 6.	Exhibits and Certifications...				15










Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.


								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash...						3

Notes to Financial Statements...				4 - 8














DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

(Expressed in US Dollars)

(Unaudited)







PART 1.  FINANCIAL INFORMATION


These financial statements have not been reviewed or audited by our independent auditors


DALIAN CAPITAL GROUP, INC.
(A development stage company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)


						Sept. 30,     Dec 31,
						  2009         2008

Assets
  Current Assets
     Cash           				    164          390
						--------------------
Total Assets				   $        164          390
						--------------------

Liabilities
  Current Liabilities
    Related parties accounts  (Note 4)           89,799       89,699
						--------------------
Total liabilities                          $     89,799       89,699
						--------------------


Stockholders' Equity
Preferred Stock, $0.0001 par value
   Authorized 20,000,000 shares
   No shares issued and outstanding                  -            -
Common stock, $0.0001 par value
   Authorized 100,000,000 shares
   Issued 1,390,000 shares                 $        139          139
Deficit accumulated during the
development stage			        (89,774)     (89,448)
						--------------------
Total stockholders' deficit                     (89,635)     (89,309)
						--------------------
Total Liabilities and
Stockholders' Deficit			   $        164          390
						--------------------







The accompanying notes are an integral part of the financial statements.


			1




DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

								    Inception
								      May 31,
   			   Three months Ended   Nine months ended    2006 to
            			Sept. 30,           Sept. 30,        Sept. 30,
			    2009       2008      2009       2008       2009

Revenue                $      -          -         -          -          -
			   ------------------------------------------------

Expenses
 Bank service charges         35         35       101         59        194
 Consultation and
 reorganization fees          -          -         -      75,000     75,139
 Filing fees and expenses     -         326       100     13,996     14,300
 Exchange gain/loss            1          5        -           9         16
 Registered agent fee         -          -        125         -         125
			   ------------------------------------------------
Total operating
expenses	       $      36        366       326     89,064     89,774
			   ------------------------------------------------
Net loss for
the period             $     (36)      (366)     (326)   (89,064)   (89,774)
			   ------------------------------------------------

Net loss per
common shares              (0.00)     (0.00)    (0.00)     (0.06)
 - Basic and Diluted

Weighted average number
of common shares
outstanding            1,390,000  1,390,000  1,390,000  1,390,000



The accompanying notes are an integral part of the financial statements.



			2





DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

								Inception
								  May 31,
       					  Nine months ended      2006 to
				              Sept. 30,          Sept. 30,
					  2009         2008        2009

Cash Flows Provided By (Used In) :
Operating activities
  Net loss for the period            $    (326)     (89,064)    (89,774)
Adjustments to reconcile
net income to net
cash used in operating activities:
Accounts payable to related parties        100       89,196      89,799
					-------------------------------
Net cash used in operating activities     (226)         132          25

Cash flows from Investing activities        -            -           -

Cash flows from Financing activities
  Shares issued for services                -            -          139
					-------------------------------
Net cash provided by
financing activities                        -            -          139

					-------------------------------
Net increase (decrease) in cash      $    (226)         132         164

Cash - beginning of period                 390           -           -

					-------------------------------
Cash - end of period                 $     164          132         164







The accompanying notes are an integral part of the financial statements.




			3




DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)


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

As of September 30, 2009 the Company is considered to be in the development stage as the Company has not generated revenues from operations. The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

As of September 30, 2009 the Company had an accumulated deficit of $89,774. The loss of $326 for the nine months period ended September 30, 2009 are for filing fees and other expenses.

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

4
The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality within the framework of the accounting policies summarized below :

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

5
     Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

(g)  Loss per share

      Loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock options and warrants are not considered in the computation because their effect would be anti-dilative.

(h)  Recently Issued Accounting Pronouncements

     On June 30, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standard Codification (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission
     (SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other nongrandfathered, non-SEC accounting literature not included in FASB ASC will become nonauthoritative.

     Under ASC 815, the Company discloses derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about
     (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

     Under ASC 805, "Business Combinations", the Company uses the acquisition method of accounting for all business combinations and for an acquirer to be identified for each business combination. Under ASC 805, the Company is also required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisiton date, measured at their fair values as of that date, with limited exceptions specified in ASC 805. In addition, acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the pruchase price allocation.
     ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.



     The Company follows ASC 825-10 in measuring the fair value of options for financial assets and liabilities. The Company is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. ASC 825-10 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year the begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC 825-10, Fair Value Measurements.

Note 3.  SHAREHOLDER'S EQUITY

On May 31, 2006 ( inception ), Dalian issued 1,390,000 shares of common stock for $139 in services by its founding shareholder.

Preferred Stock

Dalian's board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Authorized Share Capital

As of September 30, 2009 the Company has :-

Authorized Preferred Stock of 20,000,000 shares at $0.0001 par value and authorized Common Stock of 100,000,000 shares at $0.0001 par value.

As of November 30, 2009 the Company has issued and outstanding of 1,390,000 shares of Common Stock with par value of $0.0001.

Note 4.  DUE TO RELATED PARTIES

On September 30, 2009, $89,799 (2008 - $89,699) was due to shareholder and several corporations related to the Company. These amounts bear no interest and with not stated repayment terms; the Company recorded no imputed interest on these borrowings.

Note 5.  INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes".
ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.


			7




At September 30, 2009, the Company had deficits accumulated during the development stage of $89,774 available in computing net deferred tax assets which may be used to offset future taxable income.

















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

Operations

The Company has not been active since 2006. The net loss for the three months ended September 30, 2009 was $36 compared to $366 for the three-month period ended June
30, 2008. The decrease for the three month periods ended September 30, 2009, in relation to the comparable period in 2008, was due to decreased expenses for filing fees and expenses. There was no revenue for those periods stated above.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $89,635 ($89,309 - 2008) as of
September 30, 2009. Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The
Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

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

Dated:  December 7, 2009

Dalian Capital Group, Inc.

By: /S/ Erwin Liem
       	   Erwin Liem
          Chief Executive Officer
           & Director



By: /S/ Michael Lee
       	 Michael Lee
        Chief Accounting Officer





