Form 10-K/A
period 2008-12-31
DALIAN CAPITAL GROUP, INC.
filed 2010-01-12
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-K/A

( Annual Report of Financial Condition )

Filed January 12, 2010 for the year ending 12/31/08

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






DALIAN CAPITAL GROUP, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

PART 1							Page

Item 1  Description of Business				1 - 2
Item 1A Risk Factors					2 - 5
Item 1B Unresolved Staff Comments			5
Item 2  Properties					6
Item 3  Legal Proceedings				6
Item 4  Submission of Matters to a Vote
        of Security Holders				6

PART 2

Item 5  Market for the Registrant's Common
        Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities		6
Item 6  Selected Financial Data				7
Item 7  Management's Discussion and Analysis
        of Financial Condition 	and Results
	of Operations					7 - 9
Item 7A Quantitative and Qualitative
        Disclosures about Market Risk			9
Item 8  Financial Statements and Supplementary Data     9 - 16
Item 9  Changes in and Disagreements with
        Accountants on Accounting and
	Financial Disclosure				17
Item 9A Controls and Procedures				17-18
Item 9B Other Information				18

PART 3

Item 10 Directors, Executive Officers and
	Corporate Governance				18
Item 11 Executive Compensation				18
Item 12 Security Ownership of Certain Beneficial
	Owners and Management and Related
	Stockholder Matters				19
Item 13 Certain Relationships and Related
	Transactions, and Director Independence		19
Item 14 Principal Accountant Fees and Services		19

PART 4

Item 15 Exhibits and Financial Statement Schedules 	19 - 26
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




DALIAN CAPITAL GROUP, INC.
(A development stage company)

These financial statements have not been reviewed or audited by our independent auditors

Balance Sheets As At December 31, 2008 and 2007
(U.S. Dollars)
(Unaudited)

						Dec 31,		Dec 31,
						  2008		 2007
					       (restated)
Assets
 Current Assets
  Cash                                             390             -
						---------------------
Total Assets				$          390             -
						---------------------

Liabilities
  Related parties accounts                      89,699             -
						---------------------
Total Liabilities			$       89,699             -
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
(U.S. Dollars)
(Unaudited)
(restated)
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


The accompanying notes are an integral part of the financial statements



DALIAN CAPITAL GROUP, INC.
(A development stage company)
Statements of Stockholders' Equity
For the period May 31, 2006 (inception) through December 31, 2008
(US Dollars)
(Unaudited)
(restated)
							Deficit
						      Accumulated
					   Additional   During         Total
					    Paid-In   Development  Stockholders'
 			    Shares  Amount  Capital      Stage        Equity
			   ----------------------------------------------------
May 31, 2006
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











The accompanying notes are an integral part of the financial statements





DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2008
(U.S. Dollars)
(Unaudited)
(restated)
								Period from
								May 31, 2006
					Year Ended Year Ended  (inception) to
 					 Dec. 31    Dec. 31       Dec. 31
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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


ITEM 9A.  CONTROLS AND PROCEDURES

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2008, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15. There is a material weakness in the registrant's internal control over financial reporting as error was reported that 2,000 shares of common stock at $0.15 per share were issued on November
21, 2008, when actually none were issued. The management has made changes in internal control over financial reporting that reconciliation of shares with the Transfer
Agent's list to be carried out at every period or year end.

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

Management has re-assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.



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

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  January 12, 2010

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

1.  I have reviewed this Annual Report on Form 10-K/A of
Dalian Capital Group, Inc.

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

Dated : January 12, 2010

Signature : /s/ Erwin Liem
		----------
	Erwin Liem
   	Director and Chief
	Executive Officer



Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, Chief Accounting Officer of Dalian Capital
Group, Inc. certify that :

1.  I have reviewed this Annual Report on Form 10-K/A of
Dalian Capital Group, Inc.;

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

Dated : January 12, 2010

Signature : /s/ Michael Lee
		-----------
        Michael Lee
	Chief Accounting Officer




EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian
Capital Group, Inc. (the "Registrant") on Form 10-K/A for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Erwin Liem, Chief Executive Officer of the
Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

January 12, 2010









EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian
Capital Group, Inc. (the "Registrant") on Form 10-K/A for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Michael Lee, Chief Accounting Officer of the
Company, certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

January 12, 2010







