Form 10-Q/A
period 2009-06-30
DALIAN CAPITAL GROUP, INC.
filed 2010-01-13
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q/A

( Quarterly Report of Financial Condition )

Filed January 13, 2010 for the year ending 06/30/09


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









DALIAN CAPITAL GROUP, INC.

FORM 10-Q/A
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

(Expressed in US Dollars)

(Unaudited)











PART 1.  FINANCIAL INFORMATION

These financial statements have not been reviewed or audited by our independent auditors

DALIAN CAPITAL GROUP, INC.
(A development stage company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)
(restated)

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


DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
(restated)
								     Inception
								      May 31,
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





DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)
(restated)
								Inception
								 May 31,
           				    Six months ended     2006 to
                			         June 30,        June 30,
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

Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were not effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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

Dated:  January 13, 2010

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

1.  I have reviewed this Quarterly Report on Form 10-Q/A of
Dalian Capital Group, Inc. ;

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

Dated : January 13, 2010

 Signature : /s/ Erwin Liem
         Erwin Liem
	 Director and Chief
	 Executive Officer



Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, Chief Accounting Officer of Dalian Capital
Group, Inc. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q/A of
Dalian Capital Group, Inc. ;

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

Dated : January 13, 2010

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

January 13, 2010








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

January 13, 2010









