Form 10-Q/A
period 2009-06-30
DALIAN CAPITAL GROUP, INC.
filed 2010-01-14
CIK 1368568

DALIAN CAPITAL GROUP, INC.


FORM 10-Q/A


( Quarterly Report of Financial Condition )


Filed January 14, 2010 for the year ending 09/30/09


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










DALIAN CAPITAL GROUP, INC.

FORM 10-Q/A
For the Period Ended September 30, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 8

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	9-13

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					13

Item 4T.Controls and Procedures...			 	13

PART II

Item 1.	Legal Proceedings...					14

Item 1A.Risk Factors...					 	14

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					14

Item 3.	Defaults Upon Senior Securities........			14

Item 4.	Submission of Matters to a Vote of Security Holders...	14

Item 5.	Other Information...					14

Item 6.	Exhibits and Certifications...				15-21










Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.


								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash...						3

Notes to Financial Statements...				4 - 8














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

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.












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

Dated : January 13, 2010

Signature : /s/ Michael Lee
      Michael Lee
	Chief Financial Officer





EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian
Capital Group, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Erwin Liem, Chief Executive Officer of the
Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

           /s/ Erwin Liem
		     Erwin Liem
       Chief Executive Officer

January 13, 2010








EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian
Capital Group, Inc., (the "Company") on Form 10-Q/A for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Michael Lee, Chief Accounting Officer of the
Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ Michael Lee
      Michael Lee
  Chief Accounting Officer

January 13, 2010







