Form 10-K/A
period 2008-12-31
DALIAN CAPITAL GROUP, INC.
filed 2010-01-15
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-K/A

( Annual Report of Financial Condition )

Filed January 15, 2010 for the year ending 12/31/08

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






DALIAN CAPITAL GROUP, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

PART 1							Page

Item 1  Description of Business				1 - 2
Item 1A Risk Factors					2 - 5
Item 1B Unresolved Staff Comments			5
Item 2  Properties					6
Item 3  Legal Proceedings				6
Item 4  Submission of Matters to a Vote
        of Security Holders				6

PART 2

Item 5  Market for the Registrant's Common
        Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities		6
Item 6  Selected Financial Data				7
Item 7  Management's Discussion and Analysis
        of Financial Condition 	and Results
	of Operations					7 - 9
Item 7A Quantitative and Qualitative
        Disclosures about Market Risk			9
Item 8  Financial Statements and Supplementary Data     9 - 16
Item 9  Changes in and Disagreements with
        Accountants on Accounting and
	Financial Disclosure				17
Item 9A Controls and Procedures				17-18
Item 9B Other Information				18

PART 3

Item 10 Directors, Executive Officers and
	Corporate Governance				18
Item 11 Executive Compensation				18
Item 12 Security Ownership of Certain Beneficial
	Owners and Management and Related
	Stockholder Matters				19
Item 13 Certain Relationships and Related
	Transactions, and Director Independence		19
Item 14 Principal Accountant Fees and Services		19

PART 4

Item 15 Exhibits and Financial Statement Schedules 	20
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

Dated:  January 15, 2010

      DALIAN CAPITAL GROUP, INC.

      By: /S/ Erwin Liem
              Erwin Liem
            Chief Executive Officer



