Form 10-Q/A
period 2009-06-30
DALIAN CAPITAL GROUP, INC.
filed 2010-01-19
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q/A

( Quarterly Report of Financial Condition )

Filed January 15, 2010 for the year ending 06/30/09


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

January 15, 2010

Dalian Capital Group, Inc.

By : /s/ Erwin Liem
         ----------
	 Erwin Liem
  Chief Executive Officer & Director


By : /s/ Michael Lee
	 -----------
	 Michael Lee
  Chief Accounting Officer





