Form 10-Q/A
period 2009-09-30
DALIAN CAPITAL GROUP, INC.
filed 2010-01-19
CIK 1368568

DALIAN CAPITAL GROUP, INC.


FORM 10-Q/A


( Quarterly Report of Financial Condition )


Filed January 15, 2010 for the year ending 09/30/09


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


Dated : January 15, 2010

Dalian Capital Group, Inc.

By : /s/ Erwin Liem
	 ----------
	 Erwin Liem
 Chief Executive Officer & Director


By : /s/ Michael Lee
	 -----------
	 Michael Lee
 Chief Accounting Officer



