Form 10-K
period 2009-12-31
DALIAN CAPITAL GROUP, INC.
filed 2010-03-10
CIK 1368568

DALIAN CAPITAL GROUP, INC.



FORM 10-K
(Annual Report)


Filed 03/09/10 for the Period Ending 12/31/09



Address		900 - 850 West Hastings Street
		Vancouver, BC  V6C 1E1
		Canada

Telephone	604-801-5022

Fiscal Year	12/31















UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
December 31, 2009.

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

Large accelerated filer  (  ) Accelerated filer (  )

Non-accelerated filer (  )  Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes ( X )   No (  )





The aggregate market value of the voting and non-voting common equity held by non-affiliates as of issuer cannot be determined as the shares are not quoted in any exchange.

At March 5, 2010, the Company had issued and outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.


































DALIAN CAPITAL GROUP, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009
TABLE OF CONTENTS

PART I								Page
Item 1	Business						2
Item 1A	Risk Factors						3
Item 1B	Unresolved Staff Comments				3
Item 2	Properties						3
Item 3	Legal Proceedings					3
Item 4	Submission of Matters to a Vote of			3
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities					4
Item 6	Selected Financial Data					4
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations			4-6
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk						6
Item 8	Financial Statements and Supplementary Data		6
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure			7-20
Item 9A	Controls and Procedures					21
Item 9B	Other Information					21

PART III
Item 10	Directors, Executive Officers and Corporate Governance	22
Item 11	Executive Compensation					22
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		23
Item 13	Certain Relationships and Related Transactions, and
	Director Independence					23
Item 14	Principal Accounting Fees and Services			23

PART IV
Item 15	Exhibits, Financial Statement Schedules			24
	Signatures





   PART I

   This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private
Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and in other sections of this Form 10-K. Words such as "may," "will,"
"should," "could," "expect," "plan," "anticipate,"
"believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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



Item 1. Description of Business

General Description and Development of Business

Dalian Capital Group, Inc. (the "Company") was incorporated in the State of Delaware on May 31, 2006. Since inception, the Company has been engaged in organizational efforts in obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made efforts to identify a possible business combination. We are a start-up, Development Stage Corporation and have not yet generated or realized any revenues from our business activities.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a public held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $89,808 since inception. At December 31, 2009, the Company had $130 cash and $89,799 in current liabilities. Further, the Company incurred a loss of $360 during the year ended
December 31, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.
However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.




Item 1A. Risk Factors

As the Company has no recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.
This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF
MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

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

Item 4.  Submission of Matters to a Vote of Security
Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.



PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities

(a)	Market Information.

The Company's common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

(b)	Holders.

As of December 31, 2009, there is only one holder, who is the sole director of the Company for the common stock.

(c)	Dividends

The Company has not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination.

Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 6. Selected Financial Data.

Not applicable

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.
Certain statements contained in this report, including, without limitation, statements containing the words
"believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of



1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company does not currently engage in any business activities that provide cash flow. The Company is currently in the development stage. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange or capital stock or other business combination with a domestic or foreign business.

The Company's main objective is to achieve long-term growth potential through a combination with a business. The
Company will not restrict the potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. At present, the Company has no business opportunities under contemplation for acquisition. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

Results of Operations for the Years ended December 31, 2009
and 2008

Revenue. There is no revenue for the years ended December
31, 2009 and 2008.

Operating Expenses. For the year ended December 31, 2009, the Company total operating expenses of $360 as compared to $89,309 for the year ended December 31, 2008.

Net Loss. The net loss for the year ended December 31, 2009 was $360 as compared to $89,309 for the year ended December
31, 2008, a decrease of $88,949.



Liquidity and Financial Resources

The Company remains in the development stage since inception. Operations were financed through loans and advances from director and related parties to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, we have no revenue and have accumulated operating losses of $89,669. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.













Item 8.  Financial Statements and Supplementary Data

Dalian Capital Group, Inc.

Index to Financial Statements

Contents						Pages

Balance Sheets as of December 31, 2009 and 2008		8

Statements of Operations for the year ended
December 31, 2009 and 2008 and for the period
May 31, 2006 (Inception) to December 31, 2009		9

Statements of Stockholders' Equity for the
Period May 31, 2006 (Inception) to December 31,
2009							10

Statements of Cash Flows for the year ended
December 31, 2009 and 2008 and for the period
May 31, 2006 (Inception) to December 31, 2009     	11

Notes to Financial Statements  			  	12 - 20












DALIAN CAPITAL GROUP, INC.
(A development stage company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)


These financial statements have not been reviewed or audited by our independent auditors


						Dec 31,		Dec 31,
 						 2009            2008
							      (restated)

Assets
  Current Assets
     Cash 				    $      130      $      390
						______________________
Total Assets				    $      130      $      390
						______________________

Liabilities
  Current Liabilities
   Related party accounts  (Note 4)         $   89,799      $   89,699
						______________________
Total liabilities                               89,799          89,699
						______________________

Stockholders' Equity
Preferred Stock, $0.0001 par value
  Authorized 20,000,000 shares
  Issued and outstanding, none issued               -               -
Common stock, $0.0001 par value
  Authorized 100,000,000 shares
  Issued and outstanding, 1,390,000 shares         139             139
Accumulated deficit                            (89,808)        (89,448)
						______________________
Total stockholders' deficit                    (89,669)        (89,309)
						______________________
Total Liabilities and Stockholders' Deficit $      130      $      390
						______________________



The accompanying notes are an integral part of the financial statements.






DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

								Inception
								 May 31,
								 2006 to
				      Years ended Dec 31,        Dec 31,
				      2009           2008          2009
						  (restated)    (restated)

Revenue                        $        -     $        -     $        -

Expenses
 General and administrative            360         14,309         14,669
 Consultation and
 reorganization fees                    -          75,000         75,139
				    ____________________________________
Total operating expenses       $       360    $    89,309    $    89,808
				    ____________________________________
Net loss		       $      (360)   $   (89,309)   $   (89,808)
				    ____________________________________


Net loss per common shares
 - Basic and Diluted           $     (0.00)   $     (0.07)

Weighted average number
of common shares outstanding     1,390,000      1,390,000





The accompanying notes are an integral part of the financial statements.




DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period May 31, 2006 (inception) through December 31, 2009
(US Dollars)
(Unaudited)
(restated)

							Deficit
						      Accumulated
				          Additional    During       Total
					   Paid-In    Development Stockholders'
 			Shares    Amount   Capital      Stage        Equity
May 31, 2006
( inception )         1,390,000  $   139       -                        139
Shares issued
for services
Net loss for
the period                                                (139)        (139)
		     ______________________________________________________
Bal Dec 31, 2007      1,390,000      139       -          (139)          -
Net loss for
the year                                               (89,309)     (89,309)
		     _______________________________________________________
Bal Dec 31, 2008      1,390,000      139       -       (89,448)     (89,309)
Net loss for
the year                                                  (360)        (360)
		     ______________________________________________________
Bal Dec 31, 2009      1,390,000  $   139       -       (89,808)     (89,669)
		     ______________________________________________________





The accompanying notes are an integral part of the financial statements




DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

								  Inception
								   May 31,
			                      Years ended          2006 to
			                      December 31,        Dec. 31,
 					   2009        2008         2009
						    (restated)   (restated)

Cash Flows (Used In) Provided By :
Operating Activities

  Net loss 			      $    (360)  $  (89,309)  $   (89,808)

Adjustments to reconcile
net income to net cash used
in operating activities:

  Related party accounts                    100       89,699        89,938
					__________________________________
Net cash used in operating activities      (260)         390           130
					__________________________________

Net cash used in investing activities        -            -             -

Net cash provided by financing
activities                                   -            -             -
 					__________________________________

Increase/(Decrease) in Cash                (260)         390          130

Cash - beginning of year                    390           -            -
					__________________________________
Cash - end of year                   $      130    $     390   $      130
					__________________________________


Supplemental disclosure of cash flow
information:
 Interest paid			     $       -     $      -    $       -
 Income tax paid		     $       -     $      -    $       -




The accompanying notes are an integral part of the financial statements.





DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008
(Expressed in US Dollars)

Note 1 - Organization and Business Operations

Dalian Capital Group, Inc. (the "Company") was incorporated in the State of Delaware on May 31, 2006. Since inception, the Company has been engaged in organizational efforts in obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made efforts to identify a possible business combination. We are a start-up, Development Stage Corporation and have not yet generated or realized any revenues from our business activities.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a public held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company is in the development stage and has not generated any revenue and has incurred losses of $89,808 since inception. At December 31, 2009, the Company had $130 cash and $89,799 in current liabilities. For the years ended December 31, 2009 and 2008, the Company had net losses of $360 and $89,309, respectively. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.


Note 2 - Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United
States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.
Actual results may differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below :

(a)	Development Stage Company

The Company is a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

(b)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

(c)	Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.




(d)	Stock-based Compensation

FASB ASC (Accounting Standards Codification) 718 "Stock
Compensation" requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FASB ASC 718 "Stock
Compensation" also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FASB ASC 718 "Stock Compensation" is effective for interim or annual periods beginning after December 15, 2005. The Company adopted the guidance in FASB
ASC 718 "Stock Compensation" on October 1, 2007.

(e)	Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with FASB ASC 830 "Foreign Currency Matters".
Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income
(loss) for the year.

(f)	Basic and Diluted Loss Per Share

The Company presents of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year.
Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted
EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

(g)	Income Taxes

The Company follows FASB ASC 740 "Income Taxes", which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carry amounts of existing assets and liabilities and loss carry forwards and their respective tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

(h)	Recently Issued Accounting Pronouncements

     In February 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-08
(ASU 2010-08), Technical Corrections to Various Topics.
This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization
(Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic
815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.


     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-07
(ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions. This amendment to Topic 958 has occurred as a result of the issuance of FAS 164. The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-06
(ASU 2010-06), Fair Value Measurements and Disclosures
(Topic 820): Improving Disclosures about Fair Value
Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.
This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-05
(ASU 2010-05), Compensation - Stock Compensation (Topic
718).  This standard codifies EITF Topic D-110 Escrowed
Share Arrangements and the Presumption of Compensation.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-04
(ASU 2010-04), Accounting for Various Topics-Technical
Corrections to SEC Paragraphs.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-03
(ASU 2010-03), Extractive Activities-Oil and Gas (Topic
932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB issued Accounting Standards
Update 2010-02, Consolidation (Topic 810): Accounting and
Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB issued Accounting Standards
Update 2010-01, Equity (Topic 505): Accounting for
Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).
This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The
Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In December 2009, the FASB issued Accounting Standards
Update 2009-17, Consolidations (Topic 810): Improvements to
Financial Reporting by Enterprises Involved with Variable
Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement
167. (See FAS 167 effective date below)

     In December 2009, the FASB issued Accounting Standards
Update 2009-16, Transfers and Servicing (Topic 860):
Accounting for Transfers of Financial Assets.  This
Accounting Standards Update amends the FASB Accounting
Standards Codification for Statement 166. (See FAS 166 effective date below)

     In October 2009, the FASB issued Accounting Standards
Update 2009-15, Accounting for Own-Share Lending
Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF
09-1.  (See EITF 09-1 effective date below)
     In October 2009, the FASB issued Accounting Standards
Update 2009-14, Software (Topic 985): Certain Revenue
Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements.
Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The
Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In October 2009, the FASB issued Accounting Standards
Update 2009-13, Revenue Recognition (Topic 605): Multiple-
Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services
(deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing



US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).
It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1,
(ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower)
which allows the investment bank to use the loaned shares
to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December
15, 2009.   Share-lending arrangements that have been
terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - Shareholder's Equity

On May 31, 2006 (inception), the Company issued 1,390,000 shares of common stock for $139 in services by its founding shareholder.

Preferred Stock

The Company's board of directors has the authority to establish and fix designation, powers, or preferences of preferred shares without further vote by the shareholders.

Authorized Share Capital

As of December 31, 2009, the Company has:

Authorized Preferred Stock of 20,000,000 shares at $0.0001 par value and authorized Common Stock of 100,000,000 shares at $0.0001 par value.

As of March 5, 2010, the Company had issued and outstanding of 1,390,000 shares of Common Stock with par value of $0.0001 per share.

Note 4 - Related Party Accounts

As at December 31, 2009, $89,799 was due to the director and corporations related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowings.





Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities
Exchange Act Rule 13a-15(e)) as of December 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated
Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is effective.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters,
Control Persons and Corporate Governance.

(a) Identification of directors.

The following table furnishes the information concerning
Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

Name			Age	  Title			Term

Erwin Liem		49	President and		Annual
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

ITEM 14. Principal Accountant Fees and Services

The firm Malone & Bailey, P.C. acts as our principal accountant. Our former sole officer and director paid
$1,500 on our behalf to Malone & Bailey, P.C. during the period from May 31, 2006 (inception) to June 30, 2006, for its audit of our financial statements which were included in our Form 10SB12G filed with the Securities and Exchange
Commission on August 15, 2006. We have not paid Malone &
Bailey, P.C. any fees for the fiscal year ending December
31, 2009, for audit related or tax fees, or for any other services.



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

Dated:  March 9, 2010

DALIAN CAPITAL GROUP, INC.

By: /S/ Erwin Liem
        Erwin Liem
Chief Executive Officer
 & Director


By: /S/ Michael Lee
        Michael Lee
Chief Accounting Officer





