Form 10-Q
period 2010-03-31
DALIAN CAPITAL GROUP, INC.
filed 2010-04-29
CIK 1368568

DALIAN CAPITAL GROUP, INC.




FORM 10-Q
(Quarterly Report)



Filed April 29, 2010 for the period ending 03/31/10




	Address		900-850 West Hastings Street,
			Vancouver,
			BC V6C 1E1 Canada

	Telephone	604 - 801-5022

	CIK		0001368568

	Fiscal Year	12/31















UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010.

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

At April 28, 2010, the Company had outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

















DALIAN CAPITAL GROUP, INC.

FORM 10-Q

For the Period Ended March 31, 2010

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 12

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	13-17

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					17

Item 4T.Controls and Procedures...			 	17

PART II

Item 1.	Legal Proceedings...					18

Item 1A.Risk Factors...					 	18

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					18

Item 3.	Defaults Upon Senior Securities........			18

Item 4.	Submission of Matters to a Vote of Security Holders...	18

Item 5.	Other Information...					18

Item 6.	Exhibits and Certifications...				19







Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.


Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash...						3

Notes to Financial Statements...				4 - 12













DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

(Expressed in US Dollars)

(Unaudited)













PART 1.  FINANCIAL INFORMATION


These financial statements have not been reviewed or audited by our independent auditors


DALIAN CAPITAL GROUP, INC.
(A development stage company)
BALANCE SHEETS
(U.S. Dollars)
(Unaudited)

						  Mar 31,	Dec 31,
 						   2010          2009

Assets

  Current Assets
     Cash				     $       94    $     130
						____________________
Total Assets				     $       94    $     130
						____________________

Liabilities

  Current Liabilities
    Related party accounts                   $   90,049    $  89,799
						____________________
Total liabilities                                90,049       89,799
						____________________

Stockholders' Equity

Preferred Stock, $0.0001 par value
   Authorized 20,000,000 shares
   Issued and outstanding, none issued       $       -     $      -
Common stock, $0.0001 par value
   Authorized 100,000,000 shares
   Issued and outstanding, 1,390,000 shares         139          139
Accumulated deficit                             (90,094)     (89,808)
						____________________
Total stockholders' deficit                     (89,955)     (89,669)
						____________________
Total Liabilities and Stockholders' Deficit  $       94    $     130
						____________________



The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(U.S. Dollars)
(Unaudited)

								Inception
								 May 31,
				          For the 3 Months       2006 to
			                   ended March 31,      March 31,
					 2010         2009         2010

Revenue                             $      -     $      -     $       -
					________________________________

Expenses
  General and administrative              286          259        14,955
  Consultation and reorganization fees     -            -         75,139
					________________________________
Total operating expenses            $     286    $     259    $   90,094
					________________________________

Net loss                            $    (286)   $    (259)   $  (90,094)
					________________________________


Net loss per common shares
 - Basic and Diluted                $   (0.00)   $   (0.00)

Weighted average number
of shares outstanding               1,390,000    1,390,000





The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(U.S. Dollars)
(Unaudited)

								  Inception
								   May 31,
					    For the 3 Months       2006 to
					     ended March 31,      March 31,
 					   2010         2009         2010

Cash Flows Provided By (Used In):
Operating activities

  Net loss for the period	     $     (286)   $    (259)   $  (90,094)
Adjustments to reconcile net income
to net cash used in operating
activities:
  Accounts payable to related parties       250          100        90,188
					__________________________________
Net cash used in operating activities       (36)        (159)           94

Cash flows from Investing activities         -            -             -

Cash flows from Financing activities         -            -             -
					__________________________________

Net increase (decrease) in cash      $      (36)   $    (159)   $       94

Cash - beginning of period                  130          390            -
					__________________________________
Cash - end of period                 $       94    $     231    $       94
					__________________________________



Supplemental disclosure of cash flow information:
  Interest paid                      $       -     $      -     $       -
  Income tax paid                    $       -     $      -     $       -



The accompanying notes are an integral part of the financial statements.

DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)

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

The Company is in the development stage and has not generated any revenue and has incurred losses of $90,094 since inception. At March 31, 2010, the Company had $94 cash and $90,049 in current liabilities. For the three months period ended March 31, 2010, the Company had net loss of $286. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

As of March 31, 2010, the Company has:

Authorized Preferred Stock of 20,000,000 shares at $0.0001 par value and authorized Common Stock of 100,000,000 shares at $0.0001 par value.

As of April 28, 2010, the Company had issued and outstanding of 1,390,000 shares of Common Stock with par value of $0.0001 per share.

Note 4 - Related Party Accounts

As at March 31, 2010, $90,049 was due to the director and several corporations related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowings.

Note 5 - Subsequent Events

The Company has evaluated subsequent events through April
28, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Operations

The Company has not been active since 2006. The net loss for the three months period ended March 31, 2010 was $286 compared to $259 for the three months period ended
March 31, 2009.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $89,955 as of March 31, 2010.
Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

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

The Company follows ASC 825-10 in measuring the fair value of options for financial assets and liabilities. The
Company is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. ASC 825-
10 is effective for fiscal years beginning after November
15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC 825-10, Fair Value Measurements.

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

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  April 29, 2010

Dalian Capital Group, Inc.

By: /S/ Erwin Liem
    	   Erwin Liem
Chief Executive Officer
       & Director



By: /S/ Michael Lee
        Michael Lee
Chief Accounting Officer