Form 10-Q
period 2010-06-30
DALIAN CAPITAL GROUP, INC.
filed 2010-08-20
CIK 1368568

DALIAN CAPITAL GROUP, INC.




FORM 10-Q
(Quarterly Report)



Filed August 20, 2010 for the period ending 06/30/10




	Address		900-850 West Hastings Street,
			Vancouver,
			BC V6C 1E1 Canada

	Telephone	604 - 801-5022

	CIK		0001368568

	Fiscal Year	12/31















UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010.

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

At August 18, 2010, the Company had outstanding of
41,389,994 shares of Common Stock, $0.0001 par value per share.

























DALIAN CAPITAL GROUP, INC.

FORM 10-Q
For the Period Ended June 30, 2010
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Consolidated Financial Statements			1 - 9

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations	 	10-12

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk 					12

Item 4T.Controls and Procedures			 		12-13

PART II

Item 1.	Legal Proceedings					13

Item 1A.Risk Factors					 	13

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds					13

Item 3.	Defaults Upon Senior Securities				13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information					14

Item 6.	Exhibits and Certifications				14







Part 1. Item 1.  Consolidated Financial Statements

DALIAN CAPITAL GROUP, INC.


								Page No.

Consolidated Balance Sheets					1

Consolidated Statements of Operations				2

Consolidated Statements of Stockholders' Equity			3

Consolidated Statements of Cash Flows				4

Notes to Consolidated Financial Statements			5 - 9



















DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Expressed in US Dollars)

(Unaudited)














PART 1.  FINANCIAL INFORMATION


DALIAN CAPITAL GROUP, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)
(Unaudited)

						June 30,	Dec 31,
 						 2010		 2009

Assets
  Current Assets
     Cash				  $        58    $        130
					    _________________________
  Total current assets				   58             130
    Goodwill                                    3,000              -
					    _________________________
Total Assets                              $     3,058    $        130
					    _________________________

Liabilities
  Current Liabilities
    Related party accounts                $    90,049    $     89,799
					    _________________________
Total liabilities                              90,049          89,799
					    _________________________

Stockholders' Equity
Preferred Stock, $0.0001 par value
 Authorized 20,000,000 shares
 Issued and outstanding, none issued      $        -     $         -
Common stock, $0.0001 par value
 Authorized 100,000,000 shares
 Issued and outstanding, 41,389,994 shares      4,139             139
 Additional paid-in capital                     9,000              -
 Subscription notes receivable                (10,000)             -
Accumulated deficit                           (90,130)        (89,808)
					    _________________________
Total stockholders' deficit                   (86,991)        (89,669)
					    _________________________
Total Liabilities and Stockholders'
Deficit                                   $     3,058    $        130
					    _________________________





The accompanying notes are an integral part of the financial statements.








DALIAN CAPITAL GROUP, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars)
(Unaudited)

								Inception
								 May 31,
            	      For the 3 Months      For the 6 Months     2006 to
             		ended June 30,       ended June 30,     June 30,
		      2010       2009       2010        2009       2010

Revenue		  $     -   $      -   $      -   $       -   $       -
		    ____________________________________________________

Expenses
 General and
 administrative         35         31        322         290      14,991
 Consultation and
 reorganization fees    -          -          -           -       75,139
		    ____________________________________________________
Total operating
expenses	  $     35  $      31  $     322  $      290  $   90,130
		    ____________________________________________________

Net loss          $    (35) $     (31) $    (322) $     (290) $  (90,130)
		    ____________________________________________________


Net loss per
common shares
 - Basic and
   Diluted        $  (0.00) $   (0.00) $   (0.00) $    (0.00)



Weighted average
number of shares
outstanding       6,115,274  1,390,000   3,765,690   1,390,000




The accompanying notes are an integral part of the financial statements.








DALIAN CAPITAL GROUP, INC.
(A development stage company)
Statement of Stockholders' Equity (Deficiency) for the period May 31, 2006 (Inception) to June 30, 2010
(U.S. Dollars)

					     Additional	            Total
                          Common Stock        Paid-In    Accum. Stockholders'
 		        Shares      Amount    Capital   Deficit    Equity
____________________________________________________________________________
Bal, May 31, 2006          -     $      -          -         -           -
Shares issued for
 service            1,390,000          139         -         -          139
Net loss for
the period                                                 (139)       (139)
____________________________________________________________________________
Bal, Dec 31, 2007   1,390,000          139         -       (139)         -
Net loss for
the year                                                (89,309)    (89,309)
____________________________________________________________________________
Bal, Dec 31, 2008   1,390,000          139         -    (89,448)    (89,309)
Net loss for
the year                                                   (360)       (360)
____________________________________________________________________________
Bal, Dec 31, 2009   1,390,000          139         -    (89,808)    (89,669)
Shares issued
for cash           10,000,000        1,000      9,000                10,000
Shares issued for
exchange           29,999,994        3,000                            3,000
Subscription
notes receivable                    (1,000)    (9,000)              (10,000)
Net loss for
the period                                                 (322)       (322)
____________________________________________________________________________
Bal, June 30, 2010 41,389,994        3,139         -    (90,130)    (86,991)
____________________________________________________________________________






The accompanying notes are an integral part of the financial statements.













DALIAN CAPITAL GROUP, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars)
(Unaudited)

								Inception
								 May 31,
			               For the 6 Months 	 2006 to
			                 ended June 30,          June 30,
 				       2010        2009            2010
_________________________________________________________________________

Cash Flows Provided By (Used In):
Operating activities
 Net loss for the period           $   (322)  $    (290)   $     (90,130)
Adjustments to reconcile
net income to net cash used
in operating activities:
 Goodwill                            (3,000)         -            (3,000)
 Accounts payable to
 related parties                        250         100           90,188
_________________________________________________________________________
Net cash used in operating
activities                           (3,072)       (190)          (2,942)
_________________________________________________________________________

Cash flows from investing activities
 Issued of common shares              3,000          -             3,000
_________________________________________________________________________
Net cash used in investing
activities                            3,000          -             3,000
_________________________________________________________________________

Cash flows from Financing activities
 Issued of common shares             10,000          -            10,000
 Subscription notes receivable      (10,000)         -           (10,000)
_________________________________________________________________________
Net cash provided by financing
activities                               -           -                -
_________________________________________________________________________

Net increase (decrease) in cash   $     (72)  $    (190)  $           58

Cash - beginning of period              130         390               -
_________________________________________________________________________

Cash - end of period              $      58   $     200   $           58
_________________________________________________________________________


Supplemental disclosure of cash
flow information:

  Interest paid                   $      -    $      -    $           -
  Income tax paid                 $      -    $      -    $           -




The accompanying notes are an integral part of the financial statements.











DALIAN CAPITAL GROUP, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)

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

On June 22, 2010, the Company acquired 100% of Cyenergx
Power Corporation through the exchange of shares as per the Share Exchange Agreement. Cyenergx Power Corporation was incorporate in the State of Delaware on May 6, 2010.

The Company is in the development stage and has not generated any revenue and has incurred losses of $90,130 since inception. At June 30, 2010, the Company had $58 cash and $90,049 in current liabilities. For the three months period ended June 30, 2010, the Company had net loss of $35. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.


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

As of June 30, 2010, the Company has:

Authorized Preferred Stock of 20,000,000 shares at $0.0001 par value and authorized Common Stock of 100,000,000 shares at $0.0001 par value.

On June 15, 2010, the Company issued 10,000,000 restricted common shares to a company for cash as per subscription agreement.

On June 22, 2010, the Company issued 29,999,994 common shares in exchange for 10,900,000 common shares equivalent to 100% of the outstanding shares of Cyenergx Power
Corporation. Cyenergx Power Corporation becomes a wholly own subsidiary of the Company.

As of August 18, 2010, the Company had issued and outstanding of 41,389,994 shares of Common Stock with par value of $0.0001 per share.

Note 4 - Related Party Accounts

As at June 30, 2010, $90,049 was due to the director and several corporations related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowings.

Note 5 - Subsequent Events

The Company has evaluated subsequent events through August
18, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.











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

On June 22, 2010, the Company acquired 100% of Cyenergx
Power Corporation through the exchange of shares as per the Share Exchange Agreement. Cyenergx Power Corporation was incorporate in the State of Delaware on May 6, 2010.

The Company does not currently have any employees.

Operations

The Company has not been active since 2006. The net loss for the three months period ended June 30, 2010 was $35 compared to $31 for the three months period ended June
30, 2009.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $86,991 as of June 30, 2010.
Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

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

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II

Item  1.  Legal Proceedings.

None

Item  1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2010, the Company issued 10,000,000 restricted common shares to a company for cash as per subscription agreement.

On June 22, 2010, the Company issued 29,999,994 common shares in exchange for 10,900,000 common shares equivalent to 100% of the outstanding shares of Cyenergx Power
Corporation. Cyenergx Power Corporation becomes a wholly own subsidiary of the Company.

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

Dated:  August 20, 2010

Dalian Capital Group, Inc.

By: /S/ Erwin Liem
    	   Erwin Liem
Chief Executive Officer
       & Director