Form 10-K/A
period 2009-12-31
DALIAN CAPITAL GROUP, INC.
filed 2011-01-18
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-K/A

(Annual Report)

Filed 01/18/11 for the Period Ending 12/31/09

Address

900 – 850 West Hastings Street

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

Commission File Number: 000-52185

Dalian Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware

N/A

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

     Identification No.)

850 West Hastings Street, Suite 900,

Vancouver, BC V6C 1E1, Canada

(Address of principal executive offices,

including zip code)

604-801-5022

(Registrant’s telephone number, including area code)

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At January 06, 2010, the Company had issued and outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

EXPLANATORY PARAGRAPH

Dalian Capital Group, Inc.  (the “Company”) is filing this Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2009 (the “Form 10-K/A”) for the sole purpose of attaching audited Financial Statements as of December 31, 2009 and 2008, for the years then ended and for the period from May 31, 2006 (inception) through December 31, 2009 and updated MD&A based on audited financial statements.  This Form 10-K/A updates this information as of December 31, 2009 and contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Form 10-K/A to modify or update any other information presented in the Form 10-K as previously filed nor does this Form 10-K/A reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events.

DALIAN CAPITAL GROUP, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

PART I

Page

Item 1

Business

5 - 6

Item 1A

Risk Factors

6

Item 1B

Unresolved Staff Comments

6

Item 2

Properties

7

Item 3

Legal Proceedings

7

Item 4

Submission of Matters to a Vote of

7

Security Holders

PART II

Item 5

Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of

Equity Securities

7

Item 6

Selected Financial Data

8

Item 7

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

8 - 9

Item 7A

Quantitative and Qualitative Disclosures About

Market Risk

9

Item 8

Financial Statements and Supplementary Data

10 - 22

Item 9

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

23

Item 9A

Controls and Procedures

23

Item 9B

Other Information

24

PART III

Item 10

Directors, Executive Officers and Corporate Governance

24

Item 11

Executive Compensation

24

Item 12

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

24

Item 13

Certain Relationships and Related Transactions, and

Director Independence

25

Item 14

Principal Accounting Fees and Services

25

PART IV

Item 15

Exhibits, Financial Statement Schedules

Signatures                                                                               25 - 31

PART I

This Annual Report on Form 10-K/A contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1. Description of Business

General Description and Development of Business

Dalian Capital Group, Inc. (the “Company”) was incorporated in the State of Delaware on May 31, 2006. Since inception, the Company has been engaged in organizational efforts in obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made efforts to identify a possible business combination. We are a start-up, Development Stage Corporation and have not yet generated or realized any revenues from our business activities.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a public held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $14,808 since inception. At December 31, 2009, the Company had $130 cash and $14,799 in current liabilities. Further, the Company incurred a loss of $360 during the year ended December 31, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company’s common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

Holders.

As of December 31, 2009, there is only one holder of the Company’s common stock, and he is the sole director.

Dividends

The Company has not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination.

Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 6. Selected Financial Data.

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of

1995.  Such forward-looking statements involve known and unknown risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

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

Results of Operations for the Years ended December 31, 2009 and 2008

Revenue. There was no revenue for the years ended December 31, 2009 and 2008.

Operating Expenses. For the year ended December 31, 2009, the Company incurred total operating expenses of $360 as compared to $8,959 for the year ended December 31, 2008.

Net Loss. The net loss for the year ended December 31, 2009 was $360 as compared to $8,959 for the year ended December 31, 2008, a decrease of $8,599.

Liquidity and Financial Resources

The Company remains in the development stage since inception.  Operations were financed through loans and advances from director and related parties to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, we have no revenue and have accumulated operating losses of $14,808. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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

Item 8.  Financial Statements and Supplementary Data

Dalian Capital Group, Inc.

(A Development Stage Company)

December 31, 2009 and 2008

Index to Financial Statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

11

Balance Sheets

12

Statements of Operations

13

Statement of Stockholder’s Deficit

14

Statements of Cash Flows

15

Notes to the Financial Statements

16 to 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Dalian Capital Group, Inc.

(A Development Stage Company)

Vancouver, Canada

We have audited the accompanying balance sheets of Dalian Capital Group, Inc., a development stage company, (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholder’s deficit and cash flows for the years then ended and for the period from May 31, 2006 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from May 31, 2006 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2009 and had a net loss and net cash used in operating activities for the year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

January 14, 2011

Dalian Capital Group, Inc.
(A development stage company)
Balance Sheets

	December 31, 2009	December 31, 2008

Assets
Current Assets
Cash	$130	$390

Total current assets	130	390

Total Assets	$130	$390

Liabilities and stockholders' deficit
Current Liabilities
Due to related parties	$14,799	$14,699

Total current liabilities	14,799	14,699

Stockholder’s Deficit
Preferred Stock: $0.0001 par value;
20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value;
100,000,000 shares authorized;
1,390,000 shares issued and outstanding	139	139
Deficit accumulated during the development stage	(14,808)	(14,448)

Total stockholder’s deficit	(14,669)	(14,309)

Total Liabilities and Stockholder’s Deficit	$130	$390

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Operations

			For the Period from
	For the Year	For the Year	May 31, 2006
	Ended	Ended	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue	$-	$-	$-

Operating Expenses
Bank service charge	136	94	230
General and administrative	225	8,849	14,563

Total operating expenses	361	8,943	14,793

Loss from Operations	(361)	(8,943)	(14,793)

Other (Income) Expense
Foreign currency transaction (gain) loss	(1)	16	15

Total other (income) expense	(1)	16	15

Loss before income taxes	(360)	(8,959)	(14,808)

Income tax provision	-	-	-

Net loss	$(360)	$(8,959)	$(14,808)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	1,390,000	1,390,000

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder’s Deficit
For the period May 31, 2006 (inception) through December 31, 2009

			Deficit
			Accumulated
			during the	Total
	Common Stock, $0.0001 Par Value		Development	Stockholder’s
	Shares	Amount	Stage	Deficit

May 31, 2006 ( inception )	-	$-	$	$-

Shares issued for incorporation expenses	1,390,000	139		139

Net loss			(139)	(139)

Balance December 31, 2007	1,390,000	139	(139)	-

Net loss			(5,350)	(5,350)

Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)

Net loss			(8,959)	(8,959)

Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)

Net loss			(360)	(360)

Balance December 31, 2009	1,390,000	$139	$(14,808)	$(14,669)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Cash Flows

			For the Period from
	For the Year	For the Year	May 31, 2006
	Ended	Ended	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009

Cash Flows from Operating Activities
Net loss	$(360)	$(8,959)	$(14,808)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common shares issued for incorporation epenses	-	-	139
Changes in operating assets and liabilities:
Due to related parties	100	9,349	14,799
Net cash provided by (used in) operating activities	(260)	390	130

Net change in cash	(260)	390	130

Cash - beginning of period	390	-	-

Cash - end of period	$130	$390	$130

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

December 31, 2009 and 2008

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of December 31, 2009, the Company had not yet commenced any operations.

The Company is a “blank check” company based on its proposed business activities. The United States Securities and Exchange Commission (“SEC”) defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses – related parties, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2009 or 2008.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Reminbi, the Company’s Chinese operating subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
	a.	The vendor's performance to achieve the milestone
	b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $14,808 at December 31, 2009 and had a net loss of $360 and net cash used in operating activities of $260 for the year then ended, respectively, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to related parties

The president of the Company and entities controlled by the President paid professional fees of $100 and $14,699 of the Company for the year ended December 31, 2009 and 2008, respectively.  The Company did not make any payment toward due to related parties for the year ended December 31, 2009 or 2008.  The balance of due to related parties was $14,799 and $14,699 at December 31, 2009 and 2008, respectively.  Due to related parties are non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

Common stock

The Company was incorporated on May 31, 2006 at which time 1,390,000 shares of common stock were issued to the Company’s founder at $0.0001 per share, or $139 for repayment of expenses associated with the incorporation of the Company.

NOTE 6 – INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $14,808 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,035 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $5,035.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $122 and $3,046 for the year ended December 31, 2009 and 2008, respectively.

Components of deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$5,035	4,913
Less valuation allowance	(5,035)	(4,913)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, are not effective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(ii) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is ineffective.

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

50

President and

Annual

Director

Erwin Liem acts as President, Secretary, Treasurer and Director for the Company. Mr. Liem has served as an officer and Director of the Company since October 2006.

ITEM 11. Executive Compensation

None

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2009, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Amount and Nature

Of Beneficial

Percentage

Name and Address

  Ownership

 of Class

Erwin Liem

1,390,000

100%

Ste. 900,

850 West Hastings St.

Vancouver, BC V6C 1E1

Canada

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

A total of $100 for annual franchise tax was charged by a related company for the year ended December 31, 2009. Except as otherwise indicated herein, there have been no other related party transactions, of any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 14. Principal Accountant Fees and Services

The firm, Li & Company, PC, replaced Malone & Bailey, PC as the company’s principal accountant on September 30, 2010. We have not paid Li & Company, PC any fees for the fiscal year ending December 31, 2009, for audit related or tax fees, or for any other services.

Item 6.  Exhibits

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 14, 2011

DALIAN CAPITAL GROUP, INC.

By: /S/ Erwin Liem

        Erwin Liem

Chief Executive Officer

 & Director

By: /S/ Erwin Liem

        Erwin Liem

Chief Financial Officer

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

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

Dated : Janaury 14, 2011 Signature : /s/ Erwin Liem
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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

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

Dated : January 14, 2011 Signature : /s/ Michael Lee -------------
Michael Lee

        Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-K/A for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

     ------------

      Erwin Liem

  Director and Chief Executive Officer

January 14, 2011

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-K/A for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Michael Lee, Chief Accounting Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Michael Lee

   -------------

    Michael Lee

 Chief Accounting Officer

January 14, 2011

32