Form 10-Q
period 2010-09-30
DALIAN CAPITAL GROUP, INC.
filed 2011-01-25
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

(Quarterly Report)

Filed January 25, 2011 for the period ending 09/30/10

Address

900-850 West Hastings Street,

Vancouver, BC

Canada V6C 1E1

Telephone

604 – 801-5022

CIK

0001368568

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2010.

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

Vancouver, BC Canada V6C 1E1

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

Yes ( X )   No (  )

As of January 25, 2011, the Company had outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2010

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements

                         6  - 20

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

21 - 23

Item 3.

Quantitative and Qualitative Disclosures

About Market Risk

23

Item 4T.

Controls and Procedures

23

PART II

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities

and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Item 6.

Exhibits and Certifications

24 - 31

Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.

Page No.

Balance Sheets

                        7

Statements of Operations

                        8 - 9

Statements of Stockholders’ Equity

                        10

Statements of Cash Flows

                        11

Notes to Financial Statements

                         12 - 20

DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

(Expressed in US Dollars)

(Unaudited)

Dalian Capital Group, Inc.
(A development stage company)
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current Assets
Cash	$3,482	$130

Total current assets	3,482	130

Total Assets	$3,482	$130

Liabilities and stockholders' deficit
Current Liabilities
Advances from related parties	$22,049	$14,799

Total current liabilities	22,049	14,799

Stockholder's Deficit
Preferred Stock: $0.0001 par value;
20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value;
100,000,000 shares authorized;
1,390,000 shares issued and outstanding	139	139
Deficit accumulated during the development stage	(18,706)	(14,808)

Total stockholder's deficit	(18,567)	(14,669)

Total Liabilities and Stockholder's Deficit	$3,482	$130

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Operating Expenses
Bank service charge	76	35
Total operating expenses	76	35
Loss from Operations	(76)	(35)

Other (Income) Expense
Foreign currency transaction (gain) loss	-	1
Total other (income) expense	-	1
Loss before income taxes	(76)	(36)
Income tax provision	-	-

Net loss	$(76)	$(36)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	1,390,000	1,390,000

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Operations
			For the Period from
	For the Nine Months	For the Nine Months	May 31, 2006
	Ended	Ended	(Inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating Expenses
Bank service charge	148	101	378
General and administrative	250	225	14,813
Professional fees	3,500	-	3,500
Total operating expenses	3,898	326	18,691
Loss from Operations	(3,898)	(326)	(18,691)

Other (Income) Expense
Foreign currency transaction (gain) loss	-	-	15
Total other (income) expense	-	-	15
Loss before income taxes	(3,898)	(326)	(18,706)
Income tax provision	-	-	-
Net loss	$(3,898)	$(326)	$(18,706)

Net loss per common share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	1,390,000	1,390,000

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder's Deficit
For the period from May 31, 2006 (inception) through September 30, 2010
	(Unaudited)
			Deficit
			Accumulated
			during the	Total
	Common Stock, $0.0001 Par Value		Development	Stockholders'
	Shares	Amount	Stage	Deficit
May 31, 2006 ( inception )	-	$-	$	$-

Shares issued for incorporation expenses	1,390,000	139		139

Net loss			(139)	(139)

Balance December 31, 2007	1,390,000	139	(139)	-

Net loss			(5,350)	(5,350)

Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)

Net loss			(8,959)	(8,959)

Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)

Net loss			(360)	(360)

Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)

Net loss			(3,898)	(3,898)

Balance, September 30, 2010	1,390,000	$139	$(18,706)	$(18,567)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Cash Flows
			For the Period from
	For the Nine Months	For the Nine Months	May 31, 2006
	Ended	Ended	(Inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(3,898)	$(326)	$(18,706)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common shares issued for incorporation epenses	-	-	139

Net cash provided by (used in) operating activities	(3,898)	(326)	(18,567)

Cash flows from financing activities
Advances from related parties	7,250	100	22,049

Net cash provided by operating activities	7,250	100	22,049

Net change in cash	3,352	(226)	3,482

Cash - beginning of period	130	390	-

Cash - end of period	$3,482	$164	$3,482

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

September 30, 2010 and 2009

Notes to the Financial Statements

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s amendment No. 3 to its Annual Report on Form 10-K/A as filed with the SEC on January 18, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, approximates its fair value because of the short maturity of the instrument.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $18,706 at September 30, 2010 and had a net loss of $3,898 and net cash used in operating activities of $3,898 for the interim period then ended, respectively, with no revenues earned since inception.

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

Advances from related parties

Advances from related parties at September 30, 2010 and December 31, 2009, consisted of the following:

	September 30, 2010	December 31, 2009

Advances from related parties	$22,049	$14,799

			)
	$22,049	$14,799

The advances from related parties bear no interest and are due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common stock

The Company was incorporated on May 31, 2006 at which time 1,390,000 shares of common stock were issued to the Company’s founder at $0.0001 per share, or $139 for repayment of expenses associated with the incorporation of the Company.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

PART I

This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company has been in the process of identifying and discussing a strategic merger or acquisitions but will need to raise substantial additional capital to fund this strategy.

The Company does not currently have any employees.

Operations

The Company has not been active since 2006. The net loss for the nine months period ended September 30, 2010 was $3,898 compared to $326 for the nine months period ended September 30, 2009. The nine months period ended September 30, 2010 results included professional fees of $3,500, whereas there was $nil in the corresponding period of the previous year.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $18,567 as of September 30, 2010. Accordingly, the Company’s ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding.  The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company has been unsuccessful in its efforts to raise additional capital to meet management’s plan of operations.

The Company’s continued existence as a going concern is ultimately dependent upon its ability to secure additional funding.

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

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item  1.  Legal Proceedings.

None

Item  1A. Risk Factors

Not applicable.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

None

Item 6.  Exhibits

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2  Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 25, 2011

Dalian Capital Group, Inc.

By: /S/ Erwin Liem

   Erwin Liem,

Chief Executive Officer & Director

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

Dated : Janaury 25, 2011 Signature : /s/ Erwin Liem
Erwin Liem

   Director and Chief Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, Chief Accounting Officer of Dalian Capital Group, Inc. certify that :

1. I have reviewed this Quarterly Report on Form 10-Q of Dalian Capital Group, Inc.;

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

Dated : January 25, 2011 Signature : /s/ Michael Lee --------------- Michael Lee

        Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

     ------------

      Erwin Liem

  Director and Chief Executive Officer

January 25, 2011

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-K/A for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Michael Lee, Chief Accounting Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Michael Lee

   -------------

    Michael Lee

 Chief Accounting Officer

January 25, 2011