Form 10-K
period 2010-12-31
DALIAN CAPITAL GROUP, INC.
filed 2011-02-09
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-K

(Annual Report)

Filed 02/09/11 for the Fiscal Year Ended 12/31/10

Address

900 – 850 West Hastings Street

Vancouver, BC  V6C 1E1

Canada

Telephone

604-801-5022

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number: 000-52185

Dalian Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware

N/A

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

     Identification No.)

900 - 850 West Hastings Street,

Vancouver, BC, Canada V6C 1E1

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

Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submittedand posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required

to submit and post such files).  Yes (   )   No (   )

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

At February 9, 2011, the Company had issued and outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

7

Item 7

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

8 - 9

Item 7A

Quantitative and Qualitative Disclosures About

Market Risk

9

Item 8

Financial Statements and Supplementary Data

10 - 21

Item 9

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

22

Item 9A

Controls and Procedures

22

Item 9B

Other Information

23

PART III

Item 10

Directors, Executive Officers and Corporate Governance

23 - 24

Item 11

Executive Compensation

24

Item 12

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

24

Item 13

Certain Relationships and Related Transactions, and

Director Independence

24

Item 14

Principal Accounting Fees and Services

24

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

Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $21,969 since inception. At December 31, 2010, the Company had $419 cash and $22,249 in current liabilities. Further, the Company incurred a loss of $7,161 during the year ended December 31, 2010. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Holders.

As of December 31, 2010, there is only one holder of the Company’s common stock, and he is the sole director.

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

Results of Operations for the Years ended December 31, 2010 and 2009

Revenue. There was no revenue for the years ended December 31, 2010 and 2009.

Operating Expenses. For the year ended December 31, 2010, the Company incurred total operating expenses of $7,161 as compared to $360 for the year ended December 31, 2009.  A total of $6,700 was incurred on professional fees in 2010; whereas there was none in 2009.

Net Loss. The net loss for the year ended December 31, 2010 was $7,161 as compared to $360 for the year ended December 31, 2009, an increase of $6,801.

Liquidity and Financial Resources

The Company remains in the development stage since inception.  Operations were financed through loans and advances from director and related parties to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, we have no revenue and have accumulated operating losses of $21,969. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 8.   Financial Statements and Supplementary Data.

Dalian Capital Group, Inc.

(A Development Stage Company)

December 31, 2010 and 2009

Index to Financial Statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

11

Balance Sheets at December 31, 2010 and 2009

12

Statements of Operations for the Years Ended December 31, 2010 and 2009, and for the Period from May 31, 2006 (inception) through December 31, 2010   13

Statement of Stockholder’s Deficit for the Period from May 31, 2006 (Inception) through December 31, 2010

14

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the Period from May 31, 2006 (Inception) through December 31, 2010  15

Notes to the Financial Statements                                                                                                                                             16 - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Dalian Capital Group, Inc.

(A Development Stage Company)

Vancouver, Canada

We have audited the accompanying balance sheets of Dalian Capital Group, Inc., a development stage company, (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholder’s deficit and cash flows for the years then ended and for the period from May 31, 2006 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from May 31, 2006 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February  9 , 2011

Dalian Capital Group, Inc.
(A development stage company)
Balance Sheets

	December 31, 2010	December 31, 2009

Assets
Current Assets
Cash	$419	$130

Total current assets	419	130

Total Assets	$419	$130

Liabilities and stockholders' deficit
Current Liabilities
Advances from related parties	$22,249	$14,799

Total current liabilities	22,249	14,799

Stockholder's Deficit
Preferred Stock: $0.0001 par value;
20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value;
100,000,000 shares authorized;
1,390,000 shares issued and outstanding	139	139
Deficit accumulated during the development stage	(21,969)	(14,808)

Total stockholder's deficit	(21,830)	(14,669)

Total Liabilities and Stockholder's Deficit	$419	$130

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Operations

			For the Period from
	For the Year	For the Year	May 31, 2006
	Ended	Ended	(Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

Revenue	$-	$-	$-

Operating Expenses
Bank service charge	209	136	439
General and administrative	250	225	14,813
Professional fees	6,700	-	6,700

Total operating expenses	7,159	361	21,952

Loss from operations	(7,159)	(361)	(21,952)

Other (Income) Expense
Foreign currency transaction (gain) loss	2	(1)	17

Total other (income) expense	2	(1)	17

Loss before income taxes	(7,161)	(360)	(21,969)

Income tax provision	-	-	-

Net loss	$(7,161)	$(360)	$(21,969)

Net loss per common share
- Basic and Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	1,390,000	1,390,000

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder's Deficit
For the period from May 31, 2006 (inception) through December 31, 2010

			Deficit
			Accumulated
			during the	Total
	Common Stock, $0.0001 Par Value		Development	Stockholder's
	Shares	Amount	Stage	Deficit

May 31, 2006 ( inception )	-	$-	$-	$-

Shares issued for incorporation expenses	1,390,000	139		139

Net loss			(139)	(139)

Balance December 31, 2006	1,390,000	139	(139)	-

Net loss			(5,350)	(5,350)

Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)

Net loss			(8,959)	(8,959)

Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)

Net loss			(360)	(360)

Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)

Net loss			(7,161)	(7,161)

Balance December 31, 2010	1,390,000	$139	$(21,969)	$(21,830)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Cash Flows

			For the Period from
	For the Year	For the Year	May 31, 2006
	Ended	Ended	(Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

Cash Flows from Operating Activities
Net loss	$(7,161)	$(360)	$(21,969)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common shares issued for incorporation epenses	-	-	139

Net cash used in operating activities	(7,161)	(360)	(21,830)

Cash flows from financing activities
Advances from related parties	7,450	100	22,249

Net cash provided by financing activities	7,450	100	22,249

Net change in cash	289	(260)	419

Cash - beginning of period	130	390	-

Cash - end of period	$419	$130	$419

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

December 31, 2010 and 2009

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company is organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of December 31, 2010, the Company had not yet commenced any operations.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 or 2009.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $21,969 at December 31, 2010 and had a net loss of $7,161 and net cash used in operating activities of $7,161 for the year then ended, respectively, with no revenues earned since inception.

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

Advances from related parties

Advances from related parties at December 31, 2010 and 2009, consisted of the following:

	December 31, 2010	December 31, 2009

Advances from related parties	$22,249	$14,799

			)
	$22,249	$14,799

The advances from related parties bear no interest and are due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common stock

The Company was incorporated on May 31, 2006 at which time 1,390,000 shares of common stock were issued to the Company’s founder at $0.0001 per share, or $139 for repayment of expenses associated with the incorporation of the Company.

NOTE 6 – INCOME TAXES

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $21,969 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $7,470 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $7,470.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $2,435 and $122 for the year ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$7,470	5,035
Less valuation allowance	(7,470)	(5,035)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2010, our internal control over financial reporting is ineffective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. Executive Compensation

None

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2010, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Amount and Nature

Of Beneficial

Percentage

Name and Address

  Ownership

 of Class

Erwin Liem

1,390,000

100%

Ste. 900,

850 West Hastings St.

Vancouver, BC V6C 1E1

Canada

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There were no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 14. Principal Accountant Fees and Services

The firm, Li & Company, PC, replaced Malone & Bailey, PC as the company’s principal accountant on September 30, 2010. We have paid Li & Company, PC a retainer fee of $3,000 for the fiscal year ended December 31, 2009, for audit services.

PART IV

Item 15.  Exhibits

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

Dated:  February 9, 2011

DALIAN CAPITAL GROUP, INC.

By: /S/ Erwin Liem

        Erwin Liem

Chief Executive Officer

 & Director

By: /S/ Albert Ng

        Albert Ng

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

Dated : February 9, 2011 Signature : /s/ Erwin Liem
Erwin Liem

   Director and Chief

    Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert Ng, Chief Accounting Officer of Dalian Capital Group, Inc. certify that :

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

Dated : February 9, 2011 Signature : /s/ Albert Ng -------------
Albert Ng

        Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

     ------------

      Erwin Liem

  Director and Chief Executive Officer

February 9, 2011

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Albert Ng, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Albert Ng

   -------------

    Albert Ng

 Chief Accounting Officer

February 9, 2011