Form 10-Q
period 2011-03-31
DALIAN CAPITAL GROUP, INC.
filed 2011-05-13
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

(Quarterly Report)

Filed May 13, 2011 for the period ending 03/31/11

Address

900-850 West Hastings Street,

Vancouver, BC

Canada V6C 1E1

Telephone

604 – 801-5022

CIK

0001368568

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2011.

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

Yes ( X )   No (  )

As of May 13, 2011, the Company had outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements

                         6  - 16

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

17 - 19

Item 3.

Quantitative and Qualitative Disclosures

About Market Risk

19

Item 4T.

Controls and Procedures

19

PART II

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities

and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits and Certifications

20 - 27

Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.

                                  Page No.

Balance Sheets

                                                            6

Statements of Operations

                                                            7

Statements of Stockholders’ Equity

                                                             8

Statements of Cash Flows

                                                             9

Notes to Financial Statements

                                                             10 - 16

Dalian Capital Group, Inc.
(A development stage company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

Assets
Current Assets
Cash	$354	$419

Total current assets	354	419

Total Assets	$354	$419

Liabilities and stockholders' deficit
Current Liabilities
Advances from related parties	$32,274	$22,249

Total current liabilities	32,274	22,249

Stockholder's Deficit
Preferred Stock: $0.0001 par value;
20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value;
100,000,000 shares authorized;
1,390,000 shares issued and outstanding	139	139
Deficit accumulated during the development stage	(32,059)	(21,969)

Total stockholder's deficit	(31,920)	(21,830)

Total Liabilities and Stockholder's Deficit	$354	$419

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	May 31, 2006
	Ended	Ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating Expenses
Professional fees	9,500	-	16,200
General and administrative	590	286	15,842

Total operating expenses	10,090	286	32,042

Loss from operations	(10,090)	(286)	(32,042)

Other (Income) Expense
Foreign currency transaction (gain) loss	-	-	17

Total other (income) expense	-	-	17

Loss before income taxes	(10,090)	(286)	(32,059)

Income tax provision	-	-	-

Net loss	$(10,090)	$(286)	$(32,059)

Net loss per common share
- Basic and Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	1,390,000	1,390,000

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder's Deficit
For the period from May 31, 2006 (inception) through March 31, 2011

			Deficit
			Accumulated
			during the	Total
	Common Stock, $0.0001 Par Value		Development	Stockholder's
	Shares	Amount	Stage	Deficit

May 31, 2006 ( inception )	-	$-	$-	$-

Shares issued for incorporation expenses	1,390,000	139		139

Net loss			(139)	(139)

Balance December 31, 2006	1,390,000	139	(139)	-

Net loss			(5,350)	(5,350)

Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)

Net loss			(8,959)	(8,959)

Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)

Net loss			(360)	(360)

Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)

Net loss			(7,161)	(7,161)

Balance December 31, 2010	1,390,000	139	(21,969)	(21,830)

Net loss			(10,090)	(10,090)

Balance March 31, 2011	1,390,000	$139	$(32,059)	$(31,920)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	May 31, 2006
	Ended	Ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(10,090)	$(286)	$(32,059)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common shares issued for incorporation epenses	-	-	139

Net cash used in operating activities	(10,090)	(286)	(31,920)

Cash flows from financing activities
Advances from related parties	10,025	250	32,274

Net cash provided by financing activities	10,025	250	32,274

Net change in cash	(65)	(36)	354

Cash - beginning of period	419	130	-

Cash - end of period	$354	$94	$354

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

March 31, 2011 and 2010

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company is organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of March 31, 2011, the Company had not yet commenced any operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 09, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $32,059 at March 31, 2011 and had a net loss of $10,090 and net cash used in operating activities of $10,090 for the interim period then ended, respectively, with no revenues earned since inception.

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

Advances from related parties

Advances from related parties at March 31, 2011 and December 31, 2010, consisted of the following:

	March31, 2011	December 31, 2010

Advances from related parties	$32,274	$22,249

			)
	$32,274	$22,249

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

Operations

The Company has not been active since 2006. The net loss for the three months period ended March 31, 2011 was $10,090 compared to $286 for the three months period ended March 31, 2010. The three months period ended March 31, 2011 results included professional fees of $9,500, whereas there was $nil in the corresponding period of the previous year.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $31,920 as of March 31, 2011. Accordingly, the Company’s ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding.  The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2011, the Company has been unsuccessful in its efforts to raise additional capital to meet management’s plan of operations.

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

There have not been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  May 13, 2011

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

c.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Dated : May 13, 2011 Signature : /s/ Erwin Liem
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

Dated : May 13, 2011 Signature : /s/ Albert Ng Albert Ng

        Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

      Erwin Liem

  Director and Chief Executive Officer

May 13, 2011

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Albert Ng, Chief Accounting Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Albert Ng

    Albert Ng

 Chief Accounting Officer

May 13, 2011