Form 10-Q
period 2011-06-30
DALIAN CAPITAL GROUP, INC.
filed 2011-09-14
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

(Quarterly Report)

Filed August14, 2011 for the period ending 06/30/11

Address

900-850 West Hastings Street,

Vancouver, BC

Canada V6C 1E1

Telephone

604 – 801-5022

CIK

0001368568

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2011.

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

Yes ( X )   No (  )

As of August 12, 2011, the Company had outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements

                         6  - 15

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

16 - 18

Item 3.

Quantitative and Qualitative Disclosures

About Market Risk

18

Item 4T.

Controls and Procedures

18

PART II

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities

and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Certifications

19 - 26

Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.

Page No.

Balance Sheets

                        7

Statements of Operations

                        8 - 9

Statements of Stockholders’ Equity

                        10

Statements of Cash Flows

                        11

Notes to Financial Statements

                         12 - 20

DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

Dalian Capital Group, Inc.
(A development stage company)
Statement of Operations
(Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010	For the Period from May 31, 2006 (Inception) through June 30, 2011
Revenue	$ -	$ -	$ -	$ -	$ -
Operating Expenses					
Bank service charges	61	30	126	72	565
General and administrative	-	-	525	250	15,338
Professional fees	1,000	-	10,500	-	17,200
Total operating expenses	1,061	30	11,151	322	33,103
Loss from operations	(1,061)	(30)	(11,151)	(322)	(33,103)
Other (Income) Expense					
Foreign currency transaction (gain) loss	-	-	-	-	17
Total other (income) expense	-	-	-	-	17
Loss before income tax	(1,061)	(30)	(11,151)	(322)	(33,120)
Income tax provision	-	-	-		-
Net loss	$ (1,061)	$ (30)	$ (11,151)	$ (322)	$ (33,120)
Net loss per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	
Weighted average common shares outstanding - Basic and Diluted	1,390,000	1,390,000	1,390,000	1,390,000	

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder's Deficit
For the period from May 31, 2006 (Inception) through June 30, 2011

	Common Stock, $0.0001 Par Value		Deficit Accumulated during the Development Stage	Total Stockholder's Deficit
	Shares	Amount		
May 31, 2006 (Inception)	-	$ -	$ -	$ -
Shares issued for incorporation expenses	1,390,000	139		139
Net loss			(139)	-139
Balance December 31, 2006	1,390,000	139	(139)	-
Net loss			(5,350)	(5,350)
Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)
Net loss			(8,959)	(8,959)
Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)
Net loss			(360)	(360)
Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)
Net loss			(7,161)	(7,161)
Balance December 31, 2010	1,390,000	139	(21,969)	(21,830)
Net loss			(11,151)	(11,151)
Balance June 30, 2011	1,390,000	$ 139	$ (33,120)	$ (32,981)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc. (A Development Stage Company) Statement of Cash Flows

	04/01/2011 to 06/30/2011	04/01/2010 to 06/30/2010	01/01/2011 to 06/30/2011	01/01/2010 to 06/30/2010	05/31/2006 to 06/30/2011
Cash Flows from Operating Activities					
Net loss	(1,061)	(35)	(11,151)	(321)	(33,120)
Common shares issued for incorporating expenses	-	-	-	-	139
Net cash used in operating activiti	(1,061)	(35)	(11,151)	(321)	(22,891)
Cash flows from financing activities					
Advances from related parties	2,000	0	12,025	250	24,184
Net cash provided by financing activities	2,000	0	12,025	250	24,184
Net change in cash	939	(35)	874	(71)	1,293
Cash - beginning of period	354	94	419	130	-
Cash - end of period	1,293	59	1,293	59	1,293

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

June 30, 2011 and 2010

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of June 30, 2011, the Company had not yet commenced any operations.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $33,120 at June 30, 2011 and had a net loss of $11,151 and net cash used in operating activities of $11,151 for the interim period then ended, respectively, with no revenues earned since inception.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notesthereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 9, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development stage company

The Company is a development stage company as defined the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10, “Development Stage Entities”. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Fair value of financial instruments

A fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three (3) levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and advances from related parties, approximates its fair value because of the short maturity of the instrument.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011 or December 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2011 or 2010.

Foreign currency transactions

The Company applies the guidelines as set out in ASC 830, “Foreign Currency Matters” for foreign currency transactions.  Foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Income taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260, “Earnings per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of June 30, 2011 or 2010.

Recently issued accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”.  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

The Company was incorporated on May 31, 2006 at which time 1,390,000 shares of common stock were issued to the Company’s founder at $0.0001 per share, or $139 for repayment of expenses associated with the incorporation of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Advances from related parties

Advances from related parties at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010

Advances from related parties	$34,274	$22,249

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

Operations

The Company has not been active since 2006. The net loss for the six months period ended June 30, 2011 was $11,151 compared to $322 for the six months period ended June 30, 2010. The six months period ended June 30, 2011 results included professional fees of $10,500, whereas there was $nil in the corresponding period of the previous year.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $32,981 as of June 30, 2011. Accordingly, the Company’s ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding.  The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company has been unsuccessful in its efforts to raise additional capital to meet management’s plan of operations.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  August 14, 2011

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

Dated : August 14, 2011 Signature : /s/ Erwin Liem
Erwin Liem

   Director and Chief Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ian Dewar, Chief Accounting Officer of Dalian Capital Group, Inc. certify that :

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

Dated : August 14, 2011 Signature : /s/ Ian Dewar --------------- Ian Dewar

        Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

     ------------

      Erwin Liem

  Director and Chief Executive Officer

August 14, 2011

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Ian Dewar, Chief Accounting Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Ian Dewar

   -------------

    Ian Dewar

 Chief Accounting Officer

August 14, 2011