Form 10-Q
period 2011-09-30
DALIAN CAPITAL GROUP, INC.
filed 2011-11-09
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

(Quarterly Report)

Filed November 9, 2011 for the period ending 09/30/11

Address

900-850 West Hastings Street,

Vancouver, BC

Canada V6C 1E1

Telephone

604 – 801-5022

CIK

0001368568

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2011.

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

Yes ( X )   No (  )

As of November 9, 2011, the Company had outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

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

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Certifications

19 - 26

Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.

Page No.

Balance Sheets

                        7

Statements of Operations

                        8

Statements of Stockholders’ Equity

                        9

Statements of Cash Flows

                        10

Notes to Financial Statements

                         11 - 15

DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Dalian Capital Group, Inc.
(A development stage company)
Statement of Operations
(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	For the Period from May 31, 2006 (Inception) through September 30, 2011
Revenue	$ -	$ -	$ -	$ -	$ -
Operating Expenses					
Bank service charges	36	76	162	148	601
General and administrative	-	-	525	250	15,338
Professional fees	1,500	3,500	12,000	3,500	18,700
Total operating expenses	1,536	3,576	12,687	3,898	34,639
Loss from operations	(1,536)	(3,576)	(12,687)	(3,898)	(34,639)
Other (Income) Expense					
Foreign currency transaction (gain) loss	3	-	3	-	20
Total other (income) expense	3	-	3	-	20
Loss before income tax	(1,539)	(3,576)	(12,690)	(3,898)	(34,659)
Income tax provision	-	-	-	-	-
Net loss	$ (1,539)	$ (3,576)	$ (12,690)	$ (3,898)	$ (34,659)
Net loss per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	
Weighted average common shares outstanding - Basic and Diluted	1,390,000	1,390,000	1,390,000	1,390,000	

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder's Deficit
For the period from May 31, 2006 (Inception) through September 30, 2011

	Common Stock, $0.0001 Par Value		Deficit Accumulated during the Development Stage	Total Stockholder's Deficit
	Shares	Amount		
May 31, 2006 (Inception)	-	$ -	$ -	$ -
Shares issued for incorporation expenses	1,390,000	139	-	139
Net loss	-	-	(139)	(139)
Balance December 31, 2006	1,390,000	139	(139)	-
Net loss		-	(5,350)	(5,350)
Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)
Net loss	-	-	(8,959)	(8,959)
Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)
Net loss	-	-	(360)	(360)
Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)
Net loss	-	-	(7,161)	(7,161)
Balance December 31, 2010	1,390,000	139	(21,969)	(21,830)
Net loss	-	-	(12,690)	(12,690)
Balance September 30, 2011	1,390,000	$ 139	$ (34,659)	$ (34,520)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

September 30, 2011 and 2010

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of September 30, 2011, the Company had not yet commenced any operations.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $34,659 at September 30, 2011 and had a net loss of $12,690 and net cash used in operating activities of $11,940 for the interim period then ended, respectively, with no revenues earned since inception.

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

Development stage company

The Company is a development stage company as defined by the Financial Accounting Standards Board  (“FASB”) Accounting Standards Codification (“ASC”) 915-10, “Development Stage Entities”. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and advances from related parties, approximates its fair value because of the short maturity of the instrument.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011 or December 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2011 or 2010.

Foreign currency transactions

The Company applies the guidelines as set out in ASC 830, “Foreign Currency Matters” for foreign currency transactions.  Foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reorting currency.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260, “Earnings per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of September 30, 2011 or 2010.

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

Advances from related parties

Advances from related parties at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010

Advances from related parties	$34,274	$22,249

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

Operations

The Company has not been active since 2006. The net loss for the nine months period ended September 30, 2011 was $12,690 compared to $3,898 for the nine months period ended September 30, 2010. The nine months period ended September 30, 2011 results included professional fees of $12,000, whereas there was $3,500 in the corresponding period of the previous year.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $34,520 as of September 30, 2011. Accordingly, the Company’s ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding.  The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company has been unsuccessful in its efforts to raise additional capital to meet management’s plan of operations.

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

Dated:  November 9, 2011

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

Dated : November 9, 2011 Signature : /s/ Erwin Liem
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

Dated : November 9, 2011 Signature : /s/ Ian Dewar --------------- Ian Dewar

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

November 9, 2011

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Albert Ng, Chief Accounting Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Ian Dewar

   -------------

    Ian Dewar

 Chief Accounting Officer

November 9, 2011