Form 10-K
period 2011-12-31
DALIAN CAPITAL GROUP, INC.
filed 2012-04-03
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-K

(Annual Report)

Filed 03/22/2012for the Fiscal Year Ended 12/31/11

Address

900 – 850 West Hastings Street

Vancouver, BC  V6C 1E1

Canada

Telephone

604-801-5022

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011.

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

At March 22, 2012 the Company had issued and outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

11 - 21

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

Management and Related Stockholder Matters

24

Item 13

Certain Relationships and Related Transactions, and

Director Independence

24

Item 14

Principal Accounting Fees and Services

24

PART IV

Item 15

Exhibits, Financial Statement Schedules

Signatures                                                                               24 - 31

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

Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $39,696 since inception. At December 31, 2011, the Company had $517 cash and $40,074 in current liabilities. Further, the Company incurred a loss of $17,727 during the year ended December 31, 2011. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company’s common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

Stockholders.

As of December 31, 2011, there is only one holder of the Company’s common stock, and he is the sole director.

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

Results of Operations for the Years ended December 31, 2011 and 2010

Revenue. There was no revenue for the years ended December 31, 2011 and 2010.

Operating Expenses. For the year ended December 31, 2011, the Company incurred total operating expenses of $17,727 as compared to $7,161 for the year ended December 31, 2010.  A total of $17,000 was incurred on professional fees in 2011; compared to $6,700 in 2010.

Net Loss. The net loss for the year ended December 31, 2011 was $17,727 as compared to $7,161 for the year ended December 31, 2010, an increase of $10,566.

Liquidity and Financial Resources

The Company remains in the development stage since inception.  Operations were financed through loans and advances from director and related parties to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Since inception, we have no revenue and have accumulated operating losses of $39,696. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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

December 31, 2011 and 2010

Index to Financial Statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

11 - 12

Balance Sheets at December 31, 2011 and 2010

13

Statements of Operations for the Years Ended December 31, 2011 and 2010, and for the Period from May 31, 2006 (inception) through December 31, 2011   14

Statement of Stockholder’s Deficit for the Period from May 31, 2006 (Inception) through December 31, 2011

15

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from May 31, 2006 (Inception) through December 31, 2011  16

Notes to the Financial Statements                                                                                                                                             17 - 22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Dalian Capital Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Dalian Capital Group, Inc. (A Development Stage Company) as of 31 December 2011, and the related statements of operations, stockholder’s deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of Dalian Capital Group, Inc. as of 31 December 2010 and for the year then ended, were audited by other auditors whose report dated 9 February 2011, on those statements included an explanatory paragraph that described conditions which raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dalian Capital Group, Inc. as of 31 December 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ James Stafford

Chartered Accountants

Vancouver, Canada

16 March 2012

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

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February  9 , 2011

Dalian Capital Group, Inc.
(A development stage company)
Balance Sheets

	December 31, 2011	December 31, 2010

Assets
Current Assets
Cash	517	419

Total current assets	517	419

Total Assets	517	419

Liabilities and stockholders' deficit
Current Liabilities
Accounts Payable and accrued liabilities	5,000	-
Advances from related parties	35,074	22,249

Total current liabilities	40,074	22,249

Stockholder's Deficit
Preferred Stock: $0.0001 par value;
20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value;
100,000,000 shares authorized;
1,390,000 shares issued and outstanding	139	139
Deficit accumulated during the development stage	(39,696)	(21,969)

Total stockholder's deficit	(39,557)	(21,830)

Total Liabilities and Stockholder's Deficit	517	419

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Operations

		For the Year ended December 31, 2011	For the Year ended December 31, 2010, 2010	For the Period from May 31, 2006 (Inception) through December 31, 2011

Revenue		-	-	-

Operating Expenses
	Bank service charges	199	209	638
	General and administrative	525	250	15,338
	Professional fees	17,000	6,700	23,700

Total operating expenses		17,724	7,159	39,676

Loss from operations		(17,724)	(7,159)	(39,676)

	Foreign currency transaction (gain) loss	3	2	20

Total other (income) expense		3	2	20

Loss before income tax		(17,727)	(7,161)	(39,696)

Income tax provision		-		-

Net loss		(17,727)	(7,161)	(39,696)

Net loss per common share
-	Basic and Diluted	(0.01)	(0.01)

Weighted average common shares outstanding
-	Basic and Diluted	1,390,000	1,390,000

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder's Deficit
For the period from May 31, 2006 (Inception) through December 31, 2011

	Common Stock, $0.0001 Par Value		Deficit Accumulated during the Development Stage	Total Stockholder's Deficit
	Shares	Amount

May 31, 2006 (Inception)	-	$-	$-	$-

Shares issued for incorporation expenses	1,390,000	139		139

Net loss			(139)	(139)

Balance December 31, 2006	1,390,000	139	(139)	-

Net loss			(5,350)	(5,350)

Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)

Net loss			(8,959)	(8,959)

Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)

Net loss			(360)	(360)

Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)

Net loss			(7,161)	(7,161)

Balance December 31, 2010	1,390,000	139	(21,969)	(21,830)

Net loss			(17,727)	(17,727)

Balance December 31, 2011	1,390,000	$139	$(39,696)	$(39,557)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Cash Flows
	For the Year ended December 31, 2011	For the year ended December 31, 2010	For the Period from May 31, 2006 (Inception) through December 31, 2011

Cash Flows from Operating Activities

Net loss	(17,727)	(7,161)	(39,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for incorporating expenses	-	-	139
Increase in accrued liabilities	5,000	-	5,000

Net cash used in operating activities	(12,727)	(7,161)	(34,557)

Cash flows from financing activities
Advances from related parties	12,825	7,450	35,074

Net cash provided by financing activities	12,825	7,450	35,074

Net change in cash	98	289	517

Cash - beginning of period	419	130	-

Cash - end of period	517	419	517

Supplemental disclosure of cash flow information:

Interest paid	-	-	-

Income tax paid	-	-	-

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

December 31, 2011 and 2010

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company is organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of December 31, 2011, the Company had not yet commenced any operations.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $39,696 at December 31, 2011 (2010 - $21,969) and had a net loss of $17,727 (2010 - $7,161) and net cash used in operating activities of $12,727 (2010 - $7,161) for the year then ended, respectively, with no revenues earned since inception.

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

Development stage company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10, “Development Stage Entities”. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Fair value of financial instruments

A fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to the unobservable inputs.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 or 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2011 or2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of December 31, 2011 or 2010.

Recently issued accounting pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income”.  This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

.

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

Advances from related parties

Advances from related parties at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Advances from related parties	$35,074	$22,249

			)
	$35,074	$22,249

The advances from related parties bear no interest and are due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

NOTE 7 – INCOME TAXES

Deferred tax assets

At December 31, 2011, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $39,696 (2010 - $21,969) that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,497 (2010 - $7,470) was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $13,497 (2010 - $7,470).

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $6,027 and $2,435 for the year ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – Non-current

Expected income tax benefit from NOL carry-forwards	$13,497	$7,470
Less valuation allowance	(13,497)	(7,470)

			)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)
			)
Effective income tax rate	0.0%	0.0%

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011, are not effective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2011. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2011, our internal control over financial reporting is ineffective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

51

President and

Annual

Director

Erwin Liem acts as President, Secretary, Treasurer and Director for the Company. Mr. Liem has served as an officer and Director of the Company since October 2006.

ITEM 11. Executive Compensation

None

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

ITEM 14. Principal Accountant Fees and Services

The firm, James Stafford, CA’s, replaced Li & Company, LLC as the company’s principal accountant on July 30, 2011.

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

Dated:  March 22, 2012

DALIAN CAPITAL GROUP, INC.

By: /S/ Erwin Liem

        Erwin Liem

Chief Executive Officer

 & Director

By: /S/ Ian Dewar

        Ian Dewar

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

Dated : March 22, 2012 Signature : /s/ Erwin Liem
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

Dated : March 22, 2012 Signature : /s/ Ian Dewar -------------
Ian Dewar

        Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

     ------------

      Erwin Liem

  Director and Chief Executive Officer

March 22, 2012

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Ian Dewar, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Ian Dewar

   -------------

    Ian Dewar

 Chief Accounting Officer

March 22, 2012