Form 10-Q
period 2012-03-31
DALIAN CAPITAL GROUP, INC.
filed 2012-05-18
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

(Quarterly Report)

Filed May 17, 2012 for the period ending 03/31/12

Address

900-850 West Hastings Street,

Vancouver, BC

Canada V6C 1E1

Telephone

604 – 801-5022

CIK

0001368568

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2012.

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

Yes ( X )   No (  )

As of May 17, 2012, the Company had outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

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

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Certifications

19 - 26

Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.

Page No.

Balance Sheets

                        7

Statements of Operations

                        8

Statements of Stockholders’ Deficit

                        9

Statements of Cash Flows

                        10

Notes to Financial Statements

                         11 - 15

DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

(Expressed in US Dollars)

(Unaudited)

Dalian Capital Group, Inc.
(A development stage company)
Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets		
Current Assets		
Cash	$ 870	$ 517
Total current assets	**870**	**517**
Total Assets	**$ 870**	**$ 517**
Liabilities and stockholders' deficit		
Current Liabilities		
Accounts payable and accrued liabilities	2,150	5,000
Advances from related parties (Note 5)	38,176	35,074
Total current liabilities	**$ 40,326**	**$ 40,074**
Stockholder's Deficit		
Preferred Stock: $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized; 1,390,000 shares issued and outstanding	139	139
Deficit accumulated during the development stage	(39,595)	(39,696)
Total stockholder's deficit	**(39,456)**	**(39,557)**
Total Liabilities and Stockholder's Deficit	**$ 870**	**$ 517**

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Operations
(Unaudited)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	For the Period from May 31, 2006 (Inception) through March 31, 2012
Revenue	$ -	$ -	$ -
Operating Expenses			
Bank service charges	127	65	765
General and administrative	1,025	525	16,363
Professional fees (recovery)	(1,250)	9,500	22,450
Total operating expenses (recovery)	$ **(98)**	$ **10,090**	$ **39,578**
Recovery (loss) from operations	98	(10,090)	(39,578)
Foreign currency transaction (gain) loss	$ (3)	$ -	$ 17
Total other income (loss)	$ **3**	$ **-**	$ **(17)**
Income (loss) before income tax	$ 101	$ (10,090)	$ (39,595)
Income tax provision	-		-
Net income (loss)	$ **101**	$ **(10,090)**	$ **(39,595)**
Net inomc (loss) per common share - Basic and Diluted	0.00	(0.01)	
Weighted average common shares outstanding - Basic and Diluted	1,390,000	1,390,000	

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Stockholder's Deficit
For the period from May 31, 2006 (Inception) through March 31, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value		Deficit Accumulated during the Development Stage	Total Stockholder's Deficit
	Shares	Amount		
May 31, 2006 (Inception)	-	$ -	$ -	$ -
Shares issued for incorporation expenses	1,390,000	139		139
Net loss	-	-	(139)	(139)
Balance December 31, 2006	1,390,000	139	(139)	-
Net loss	-	-	(5,350)	(5,350)
Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)
Net loss	-	-	(8,959)	(8,959)
Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)
Net loss	-	-	(360)	(360)
Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)
Net loss	-	-	(7,161)	(7,161)
Balance December 31, 2010	1,390,000	139	(21,969)	(21,830)
Net loss	-	-	(17,727)	(17,727)
Balance December 31, 2011	1,390,000	139	(39,696)	(39,557)
Net income for the three months ended March 31, 2012	-	-	101	101
Balance March 31, 2012	1,390,000	$ 139	$ (39,595)	$ (39,456)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Cash Flows
(Unaudited)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	For the Period from May 31, 2006 (Inception) through March 31, 2012
Cash Flows from Operating Activities			
Net income (loss)	$ 101	$ (10,090)	$ (39,595)
Adjustments to reconcile net loss to net cash used in operating			
Common shares issued for incorporating expenses	-	-	139
Change in non-cash working capital			
Increase(decrease) in accounts payable and accrued liabilities	(2,850)	-	2,150
Net cash used in operating activities	(2,749)	(10,090)	(37,306)
Cash flows from financing activities			
Advances from related parties	3,102	10,025	38,176
Net cash provided by financing activities	3,102	10,025	38,176
Net change in cash	353	(65)	870
Cash - beginning of period	517	419	-
Cash - end of period	$ 870	$ 354	$ 870
Supplemental disclosure of cash flow information:			
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of March 31, 2012, the Company had not yet commenced any operations.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $39,595 at March 31, 2012 (December 31, 2011 - $39,696) and had an expense recovery of $101 (2011 – loss of $10,090) for the three months ended March 31, 2012 and net cash used in operating activities of $2,749 (2011 - $10,090) for the three months then ended, respectively, with no revenues earned since inception.

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

Dalian Capital Group, Inc.

 (A Development Stage Company)

March 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2012.

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

Dalian Capital Group, Inc.

 (A Development Stage Company)

March 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012 or December 31, 2011; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2012 or 2011.

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

Dalian Capital Group, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260, “Earnings per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of March 31, 2012 or 2011.

Recently issued accounting pronouncements

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

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

Advances from related parties

Advances from related parties at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Advances from related parties	$38,176	$35,074

The advances from related parties bear no interest and are due on demand.

Dalian Capital Group, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

NOTE 7 – INCOME TAXES

Deferred tax assets

At March 31, 2012, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $39,595 (December 31, 2011 - $39,696) that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,462 (December 31, 2011 - $13,497) was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $13,462 (December 31, 2011 - $13,497).

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Net deferred tax assets – Non-current	(Unaudited)	(Audited)

Expected income tax benefit from NOL carry-forwards	$13,462	$13,497
Less valuation allowance	(13,462)	(13,497)

			)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Period Ended March 31, 2012	Year Ended December 31, 2011
	(Unaudited)	(Audited)
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

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

Operations

The Company has not been active since 2006. The net loss for the three months period ended March 31, 2012 was $1,899 compared to $10,090 for the three months period ended March 31, 2011. The three months period ended March 31,,2012 results included professional fees of $750, whereas there was $9,500 in the corresponding period of the previous year.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $41,455 as of March 31, 2012. Accordingly, the Company’s ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding.  The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2012, the Company has been unsuccessful in its efforts to raise additional capital to meet management’s plan of operations.

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

Dated:  May 17, 2012

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

Dated : May 17, 2012 Signature : /s/ Erwin Liem
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

Dated : May 17, 2012 Signature : /s/ Ian Dewar --------------- Ian Dewar

Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

     ------------

      Erwin Liem

Director and Chief Executive Officer

May 17, 2012

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Albert Ng, Chief Accounting Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Ian Dewar

   -------------

    Ian Dewar

Chief Accounting Officer

May 17, 2012