Form 10-Q
period 2012-06-30
DALIAN CAPITAL GROUP, INC.
filed 2012-08-23
CIK 1368568

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

(Quarterly Report)

Filed August 15, 2012 for the period ending 06/30/12

Address

900-850 West Hastings Street,

Vancouver, BC

Canada V6C 1E1

Telephone

604 – 801-5022

CIK

0001368568

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2012.

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

Yes ( X )   No (  )

As of August 15, 2012, the Company had outstanding of 1,390,000 shares of Common Stock, $0.0001 par value per share.

DALIAN CAPITAL GROUP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

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

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Certifications

19 - 26

Part 1. Item 1.  Financial Statements

DALIAN CAPITAL GROUP, INC.

Page No.

Balance Sheets

                        7

Statements of Operations

                        8

Statements of Stockholders’ D

                        9

Statements of Cash Flows

                        10

Notes to Financial Statements

                         11 - 15

DALIAN CAPITAL GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

(Expressed in US Dollars)

(Unaudited)

Dalian Capital Group, Inc.
(A development stage company)
Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$918	$517

Total Assets	$918	$517

Liabilities
Current Liabilities
Accounts Payable and accrued liabilities	$750	$5,000
Advances from related parties	39,676	35,074

Total current liabilities	$40,426	$40,074

Stockholder's Deficit
Preferred Stock: $0.0001 par value;
20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value;
100,000,000 shares authorized;
1,390,000 shares issued and outstanding	139	139
Deficit accumulated during the development stage	(39,647)	(39,696)

Total stockholder's deficit	(39,508)	(39,557)

Total Liabilities and Stockholder's Deficit	$918	$517

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statement of Operations
(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from May 31, 2006 (Inception) through June 30, 2012
Operating Expenses					
Bank service charges	37	61	164	126	802
General and administrative	-	-	1,025	525	16,363
Professional fees (recovery)	-	1,000	(1,250)	10,500	22,450
Total operating expenses (recovery)	37	1,061	(61)	11,151	39,615
Income (loss) from operations	(37)	(1,061)	61	(11,151)	(39,615)
Other Expense					
Foreign currency transaction loss	15	-	12	-	32
Total other income (loss)	(15)	-	(12)	-	(32)
Income (loss) before income tax	(52)	(1,061)	49	(11,151)	(39,647)
Net income (loss)	$ (52)	$ (1,061)	$ 49	$ (11,151)	$ (39,647)
Net income (loss) per common share - Basic and Diluted	**$ (0.00)**	**$ (0.00)**	**$ 0.00**	**$ (0.01)**	
Weighted average common shares - Basic and Diluted	**1,390,000**	**1,390,000**	**1,390,000**	**1,390,000**	

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Stockholder's Deficit
For the period from May 31, 2006 (Inception) through June 30, 2012

	Common Stock, $0.0001 Par Value		Deficit Accumulated during the Development Stage	Total Stockholder's Deficit
	Shares	Amount		
May 31, 2006 (Inception)	-	$ -	$ -	$ -
Shares issued for incorporation expenses	1,390,000	139	-	139
Net loss	-	-	(139)	(139)
Balance December 31, 2006	1,390,000	139	(139)	-
Net loss	-	-	(5,350)	(5,350)
Balance December 31, 2007	1,390,000	139	(5,489)	(5,350)
Net loss	-	-	(8,959)	(8,959)
Balance December 31, 2008	1,390,000	139	(14,448)	(14,309)
Net loss	-	-	(360)	(360)
Balance December 31, 2009	1,390,000	139	(14,808)	(14,669)
Net loss	-	-	(7,161)	(7,161)
Balance December 31, 2010	1,390,000	139	(21,969)	(21,830)
Net loss	-	-	(17,727)	(17,727)
Balance December 31, 2011	1,390,000	139	(39,696)	(39,557)
Net income for the six months ended June 30, 2012	-	-	49	49
Balance June 30, 2012	1,390,000	$ 139	$ (39,647)	$ (39,508)

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.
(A development stage company)
Statements of Cash Flows
(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from May 31, 2006 (inception) through June 30, 2012
Cash Flows from Operating Activities					
Net income (loss)	$ (52)	$ (1,061)	$ 49	$ (11,151)	$ (39,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:					
Common shares issued for incorporating expenses	-	-	-	-	139
Change in non-cash working capital					
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	-	(4,250)	-	750
Net cash used in operating activities	(1,452)	(1,061)	(4,201)	(11,151)	(38,758)
Cash flows from financing activities					
Advances from related parties	1,500	2,000	4,602	12,025	39,676
Net cash provided by financing activities	1,500	2,000	4,602	12,025	39,676
Net change in cash	48	939	401	874	918
Cash - beginning of period	870	354	517	419	-
Cash - end of period	$ 918	$ 1,293	$ 918	$ 1,293	$ 918
Supplemental disclosure of cash flow information:					
Interest paid	$ -	$ -	$ -	$ -	$ -
Income tax paid	$ -	$ -	$	$	$ -

See accompanying notes to the financial statements.

Dalian Capital Group, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Dalian Capital Group, Inc., a development stage company, (the “Company”) was incorporated on May 31, 2006 under the laws of the State of Delaware.

The Company is organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of June 30, 2012, the Company had not yet commenced any operations.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $39,647 at June 30, 2012 (December 31 2011 - $39,696) and had a net income (loss) of $49 (2011 – ($11,151)) for the six months ended June 30, 2012 and net cash used in operating activities of $4,201 (2011 - $11,151) for the six months then ended, respectively, with no revenues earned since inception.

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

Dalian Capital Group, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012 or December 31, 2011; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2012 and 2011.

Dalian Capital Group, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of June 30, 2012 or 2011.

Recently issued accounting pronouncements

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its interim financial statements.

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

Dalian Capital Group, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Advances from related parties

Advances from related parties at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
	Unaudited	Audited
Advances from related parties	$39,676	$35,074

			)
	$39,676	$35,074

The advances from related parties are unsecured, bear no interest and are due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

NOTE 7 – INCOME TAXES

Deferred tax assets

At June 30, 2012, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $39,647 (December 31 - $39,696) that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,480 (December 31 - $13,497) was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $13,480 (December 31 - $13,497).

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Net deferred tax assets – Non-current	Unaudited	Audited

Expected income tax benefit from NOL carry-forwards	$13,480	$13,497
Less valuation allowance	(13,480)	(13,497)

			)
Deferred tax assets, net of valuation allowance	$-	$-

Dalian Capital Group, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Period Ended June 30, 2012	For the Period Ended June 30, 2011
	(Unaudited)	(Unaudited)

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)
			)
Effective income tax rate	0.0%	0.0%

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

Operations

The Company has not been active since 2006. The net income for the six month period ended June 30, 2012 was $49 compared to the net loss of $11,151 for the six month period ended June 30, 2011. The six month period ended June 30, 2012 results included professional fees recovery of $1,250, whereas professional fees was $10,500 in the corresponding period of the previous year.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $39,508 as of June 30, 2012. Accordingly, the Company’s ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding.  The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage. Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances are unsecured, have no stated interest and are due on demand.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2012, the Company has been unsuccessful in its efforts to raise additional capital to meet management’s plan of operations.

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

Dated:  August 15, 2012

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

Dated : August 15, 2012 Signature : /s/ Erwin Liem
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

Dated : August 15, 2012 Signature : /s/ Ian Dewar --------------- Ian Dewar

        Chief Accounting Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Erwin Liem, Director and Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

  /s/ Erwin Liem

     ------------

      Erwin Liem

  Director and Chief Executive Officer

August 15, 2012

EXHIBIT 32.02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dalian Capital Group, Inc. (the “Registrant”) on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”),

I, Ian Dewar, Chief Accounting Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Ian Dewar

   -------------

    Ian Dewar

 Chief Accounting Officer

August 15, 2012